Form 10-Q
period 1996-03-31
EASCO INC /DE/
filed 1996-05-14
CIK 938145

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                            COMMISSION FILE NUMBER:
                                    0-25834
                            -----------------------
                                  EASCO, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                           94-3157362
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               identification no.)

                      706 SOUTH STATE STREET, GIRARD, OHIO
                    (Address of principal executive offices)

                                     44420
                                   (Zip Code)

                                 (216) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT MAY 13, 1996
                -----                        ---------------------------
     Common Stock, $0.01 Par Value                 10,243,144



================================================================================

                                     INDEX


                                                                                               PAGE
                                                                                               ----

PART I FINANCIAL INFORMATION
Item 1 - Financial Statements
   Consolidated Balance Sheets as of March 30, 1996 and December 31, 1995   . . . . . . . . . .   2
   Consolidated Statements of Income for the three months ended March 30, 1996
      and April 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   Consolidated Statements of Cash Flows for the three months ended
      March 30, 1996 and April 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   5-6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-11

PART II OTHER INFORMATION
Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .  12
Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   12-13
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 1 - FINANCIAL STATEMENTS


                          EASCO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              March 30,            December 31,
                                                                                 1996                  1995
                                                                            -------------          -------------
                                                        ASSETS
CURRENT ASSETS:
        Cash and equivalents..............................................  $       923            $     7,670
        Receivables, less allowance for doubtful accounts.................       51,658                 45,416
        Inventories.......................................................       28,118                 32,859
        Other current assets..............................................        3,464                  2,677
                                                                            -------------          -------------
              Total current assets........................................       84,163                 88,622
                                                                            -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - NET.......................................       91,428                 90,702
GOODWILL, net of accumulated amortization.................................       69,790                 70,262
OTHER ASSETS..............................................................        3,931                  4,142
                                                                            -------------          -------------
              Total Assets................................................  $   249,312            $   253,728
                                                                            =============          =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable, accruals and other current
        liabilities.......................................................  $    40,500            $    48,357
        Notes payable to banks............................................        1,500                   - -
                                                                            -------------          -------------
            Total current liabilities.....................................       42,000                 48,357
                                                                            -------------          -------------
LONG-TERM DEBT............................................................       85,000                 85,000
DEFERRED INCOME TAXES.....................................................       17,099                 17,069
OTHER NONCURRENT LIABILITIES..............................................       17,985                 18,188
                                                                            -------------          -------------
            Total liabilities.............................................      162,084                168,614
                                                                            -------------          -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred Stock, $.01 par value, authorized
            1,000,000 shares; none issued and outstanding.................          - -                    - -
        Common Stock, $.01 par value, authorized
            40,000,000 shares; 12,194,892
            issued and outstanding........................................          122                    122
        Paid-in capital...................................................       80,483                 80,483
        Retained earnings.................................................       26,374                 24,260
        Less: Treasury stock: 1,951,748 shares............................      (19,589)               (19,589)
            Stockholder loan..............................................         (162)                  (162)
                                                                            -------------          -------------
            Total stockholders' equity....................................       87,228                 85,114
                                                                            -------------          -------------
            Total Liabilities and Stockholders' Equity....................  $   249,312            $   253,728
                                                                            =============          =============


                          Amounts shown are unaudited.
          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                    THREE MONTHS ENDED
                                                                            ------------------------------------
                                                                              March 30,               April 1,
                                                                                 1996                   1995
                                                                            -------------          -------------
Net sales:
    Product sales.........................................................  $      64,025          $      75,105
    Tolling fees..........................................................         15,844                 18,146
                                                                            -------------          -------------
    Net sales.............................................................         79,869                 93,251
Cost of products sold.....................................................         65,052                 76,353
                                                                            -------------          -------------
        Gross profit......................................................         14,817                 16,898
Selling, general and administrative.......................................          7,855                  7,960
Amortization of goodwill and other........................................            507                    494
Management fee............................................................            225                    238
                                                                            -------------          -------------
        Operating profit..................................................          6,230                  8,206
Interest expense..........................................................          2,273                  2,634
                                                                            -------------          -------------
        Income before income tax..........................................          3,957                  5,572
Income tax provision......................................................          1,741                  2,359
                                                                            -------------          -------------
        Net income........................................................  $       2,216          $       3,213
                                                                            =============          =============
Earnings per common share:
        Net income........................................................  $        0.22          $        0.41
                                                                            =============          =============
Weighted average number of common shares outstanding......................     10,243,144              7,743,144
                                                                            =============          =============


                          Amounts shown are unaudited.
          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                            ------------------------------------
                                                                              March 30,              April 1,
                                                                                 1996                  1995
                                                                            -------------          -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
    Net income............................................................  $       2,216          $      3,213
    Adjustments to reconcile net income to net cash flows from (for)
     operating activities:
     Depreciation.........................................................          1,820                 1,507
        Amortization of goodwill and other................................            507                   494
        Amortization of deferred debt issue costs.........................            143                   144
        Changes in operating assets and liabilities:
            Increase in receivables.......................................         (6,242)               (7,544)
            (Increase) decrease in inventories............................          4,741                (8,840)
            (Increase) decrease in other current assets...................           (960)                   40
            Decrease in other assets......................................             33                    28
            Increase (decrease) in accounts payable, accruals and
                other current liabilities.................................         (7,857)               10,437
            Increase (decrease) in deferred taxes - net...................            203                   (90)
            Decrease in other noncurrent liabilities......................           (203)                 (738)
                                                                            -------------          -------------
                    Net cash (for) operating activities...................         (5,599)               (1,349)
                                                                            -------------          -------------
CASH FLOWS (FOR) INVESTING ACTIVITIES:
        Property additions - net..........................................         (2,546)               (4,480)
        Aquisition of Dolton..............................................            --                (26,400)
                                                                            -------------          -------------
                    Net cash flows (for) investing activities.............         (2,546)              (30,880)
                                                                            -------------          -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Increase in revolving credit loans................................          1,500                28,250
        Cash dividends paid...............................................           (102)                  --
                                                                            -------------          -------------
                    Net cash flows from financing activities..............          1,398                28,250
                                                                            -------------          -------------
CASH AND EQUIVALENTS:
        Net decrease for the period.......................................         (6,747)               (3,979)
        Balance, beginning of period......................................          7,670                 8,614
                                                                            -------------          -------------
        Balance, end of period............................................  $         923          $      4,635
                                                                            =============          =============



                          Amounts shown are unaudited.
                 The accompanying notes to financial statements
                    are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 30, 1996 and April 1, 1995

                                  (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Easco, Inc. (the "Company") and its wholly-owned subsidiary Easco Corporation ("Easco") and Easco's wholly-owned subsidiary, Dolton
Aluminum Company, Inc. ("Dolton"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and accordingly do not include all of the information and disclosures generally required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made.

         Revenue is recognized when products are shipped to customers. Included in net sales are tolling fees from casting and extruding customer-supplied material.

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 classifications.

2.  PER SHARE CALCULATIONS

         Earnings per share have been computed based upon the "Treasury Stock Method" using the weighted average outstanding shares of 10,243,144 and 7,743,144 for the three months ended March 30, 1996 and April 1, 1995, respectively.

3.  INVENTORIES

         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $2.8 million greater at March 30, 1996 and $3.7 million greater at December 31, 1995. The LIFO valuation method had the effect of increasing gross profit by $876,000 for the three month period ended March 30, 1996 and reducing gross profit by $2.1 million for the three month period ended April 1, 1995.

4.  LONG-TERM DEBT

         At March 30, 1996 and December 31, 1995, long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001.

5.  CONTINGENCIES

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Cleanup

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, outside environmental consultants have periodically assessed the Company's environmental contingencies. Based on the most recent assessment, the consultants estimated that the cost of all the Company's known potential environmental liabilities ranged from $1.8 million to $31.3 million. The Company's best estimate within this range is $10.0 million, for which reserves have been established.

6.  COMMON STOCK OFFERING

         On April 21, 1995, the Company issued 2.5 million shares of common stock in an initial public offering (the "Offering"). Cash proceeds received by the Company from the Offering, after underwriting discounts and commissions and other expenses totaling approximately $3.7 million, were $31.3 million. As a result of the Offering, long-term debt decreased and stockholders' equity increased by approximately $31.3 million. If the Offering had occurred as of January 1, 1995, net income and the weighted average number of common shares outstanding would have increased by $191,000 and 2.5 million, respectively, and net income per common share would have decreased $0.08 for the quarter ended April 1, 1995.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION


         The following table sets forth, for the periods shown, net sales, gross profit, operating profit, net income, pounds shipped, the calculation of Adjusted EBITDA, gross profit and Adjusted EBITDA per pound, and the average market price of aluminum per pound. For the reasons discussed below management focuses on pounds shipped, gross profit per pound (excluding non-cash LIFO charges or income) and Adjusted EBITDA per pound as important measures of the Company's performance.


                                                                              THREE MONTHS ENDED
                                                                        -----------------------------
                                                                          MARCH 30,        APRIL 1,
                                                                             1996            1995
                                                                        -------------   -------------
(AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)
Net
sales...................................................................        $79.9           $93.3
Gross profit............................................................         14.8            16.9
Operating profit........................................................          6.2             8.2
Net income..............................................................          2.2             3.2
                                                                        =============   =============
Pounds shipped:
        Company-owned material..........................................         47.1            48.8
        Customer Conversion Program.....................................         28.7            32.9
                                                                        -------------   -------------
Total pounds shipped....................................................         75.8            81.7
                                                                        =============   =============
Other performance measures:
Operating profit........................................................         $6.2            $8.2
     Non-cash charges (income):
        Depreciation and amortization...................................          2.4             2.0
        LIFO charges (income)...........................................         (0.9)            2.1
                                                                        -------------   -------------
Adjusted EBITDA.........................................................         $7.7           $12.3
                                                                        =============   =============
Gross profit per pound..................................................       $0.195          $0.207
Adjusted EBITDA per pound...............................................        0.101           0.151
Average market price of aluminum per pound..............................        0.757           0.943

Pounds Shipped. Pounds shipped includes the weight of all aluminum and vinyl extrusions shipped, including shipments to customers under the Company's Customer Conversion Program (described below). Because aluminum price fluctuations and the relative prevalence of sales under the Company's Customer Conversion Program and other aluminum price fluctuation management programs affect reported net sales but generally have no material effect on the overall level of profitability, management believes that pounds shipped is the most important indicator of overall business activity for the Company and the aluminum extrusion industry as a whole. The Company's volume, measured in pounds shipped, directly impacts profitability due in part to the Company's fixed costs.

Performance Measures. Management believes that the Company's ability to control other variable costs (such as scrap reprocessing costs, delivery costs, and labor costs relative to productivity) is a significant determinant of profitability. As a result, in an effort to control variable costs, management measures variable cost performance levels on a per pound basis. Management believes the Company's gross profit per pound (excluding non-cash LIFO charges or income) and Adjusted EBITDA per pound are the best indicators of the Company's performance.

Aluminum Prices; LIFO Adjustments. A substantial portion of the Company's net sales and cost of products sold reflects the cost of raw materials, principally aluminum. Changes in aluminum prices are generally passed through to the Company's customers. As a result, increases and decreases in aluminum prices generally cause similar increases and decreases in selling prices, reported net sales and cost of products sold but historically have generally had little impact on the Company's level of profitability. The Company values its inventory under the LIFO method. This practice is intended to match most recently incurred costs to current sales. Accordingly, during periods of rising aluminum prices, compared to historical LIFO inventory values, the Company may incur non-cash LIFO charges which reduce taxable income. Generally if these charges are incurred, non-cash LIFO income may be recognized when aluminum prices subsequently decline. Because the Company routinely matches its inventory levels to its sales commitments in order to minimize the effects of aluminum price fluctuations, management believes that LIFO adjustments are not related to the Company's underlying level of business activity, including its shipments and cash flow.

Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for over 60% of the Company's shipments in 1995 and the first quarter of 1996. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. In addition, the Company's performance may also be affected by other risks and uncertainties that may cause actual performance to materially differ from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to increase capacity utilization; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers; developments with respect to contingencies such as environmental matters (including those described under "Business-Environmental Matters" in the Company's Annual Report on Form 10-K) and litigation; labor market conditions and raw materials costs (primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; whether and to what extent the Company's capital expenditures can facilitate reductions in variable costs; and the Company's ability to integrate and operate acquired facilities on a profitable basis.

OUTLOOK

         The following forward-looking statement is qualified by the Cautionary Statement set forth above. In 1995, the Company expanded its annual manufacturing capacity from 310 million to 450 million pounds. One of the Company's primary objectives is to maximize the use of its expanded capacity. Assuming modest growth in the economy in 1996 and satisfactory levels of economic activity in the markets the Company serves, management continues to believe that, through the Company's broader product offerings, new marketing channels and shorter manufacturing lead times, progress can be made in 1996 to improve capacity utilization compared to 1995.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 1, 1996 COMPARED TO QUARTER ENDED MARCH 30, 1995

         Pounds shipped during the first quarter of 1996 decreased to 75.8 million from 81.7 million in the first quarter of 1995, representing a decrease of 7.2%. The decrease in shipments from the first quarter of 1995, a period in which the Company and the extrusion industry experienced high shipment levels, is due principally to a reduction in demand in certain of the end-use markets served by the Company, primarily the electrical and building and construction sectors. These declines were offset in part by an improvement in shipments to the transportation market, despite overall weakness in this sector. Net sales decreased 14.4% during the first quarter of 1996 compared to the first quarter of 1995. The rate of decrease in net sales exceeded the rate of shipment decreases because of lower aluminum prices.

         Gross profit was $14.8 million (after giving effect to $876,000 non-cash LIFO income) in the first quarter of 1996 compared to $16.9 million (after giving effect to a $2.1 million non-cash LIFO charge) in the first quarter of 1995, a decrease of $2.1 million or 12.4%. The decrease in gross profit in the 1996 period compared to the same period in 1995 is principally the result of the lower shipment levels, described above, some narrowing of the spread between selling prices and aluminum costs and higher industrial fuel costs, offset in part by $876,000 of non-cash LIFO income in 1996 compared to $2.1 million of non-cash LIFO expense in 1995. Higher industrial fuel costs, including both natural gas and propane, was primarily the result of severe winter weather, and negatively impacted gross profit by approximately $500,000. The Company has taken steps to limit exposure to natural gas price fluctuations. As a result of these factors, gross profit per pound in the three month period ended March 30, 1996 was $0.195 compared to $0.207 in the three months ended April 1, 1995, after including non-cash LIFO income of $0.012 and non-cash LIFO expense of $0.026 for the two periods, respectively.

         Selling, general and administrative expenses decreased by $105,000 or 1.3% to $7.9 million during the first quarter of 1996 compared to the first quarter of 1995. The decrease in the three month 1996 expense is due to the effect of lower shipment levels on the variable component of selling, general and administrative expenses and lower salary incentive bonus expense, offset in part by higher shipping and delivery associated primarily with increased interplant billet shipments. On a per pound basis, overall selling, general and administrative expenses increased by 7.2% from $0.097 in the first quarter of 1995 to $0.104 in the first quarter 1996 period.

         Operating profit for the three month 1996 period decreased by $2.0 million from $8.2 million in 1995 to $6.2 million in 1996. The lower operating profit for the first quarter of 1996 compared to the first quarter of 1995 was primarily the result of lower shipments and margins described above, offset by LIFO income in 1996 compared to LIFO expense in 1995.

         Interest expense decreased $361,000 in the first quarter of 1996 compared to 1995, primarily as a result of the effect during 1996 of the Company's issuance of 2.5 million of shares of common stock in an initial public offering (the "Offering") during April 1995, which reduced indebtedness by approximately $31.3 million.

         The effective tax rate for the first quarter of 1996 was 44.0% compared to 42.3% for the first quarter of 1995. These rates differ from the federal statutory rate of 35% primarily due to state and local income taxes and the non-deductible amortization of goodwill.

         Net income for the three months ended March 30, 1996 was $2.2 million or $0.22 per share compared to $3.2 million or $0.41 per share, for the three months ended April 1, 1995, as the decrease in operating profit (including non-cash LIFO charges and income) was partially offset by decreased interest expense and a lower income tax provision. Non-cash LIFO charges and income, resulted in an increase of $0.05 per share in the 1996 period and a decrease of $0.16 per share in the 1995 period, compared to the reported amounts. The per share amounts for 1996 are based on 10,243,144 shares outstanding while the 1995 per share amounts are based on 7,743,144 shares outstanding. The increase is due to the Company's Offering in April 1995.

         Adjusted EBITDA, which represents operating profit adjusted for non-cash items, decreased 37.4% from $12.3 million in 1995 to $7.7 million in 1996 for the reasons set forth above.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         Total working capital at March 30, 1995 was $42.2 million compared to $40.3 million at December 31, 1995. This net overall increase in working capital is principally the result of an increase in accounts receivable relating to higher shipments in the first quarter of 1996 compared to the fourth quarter of 1995, a decrease in accounts payable, accruals and other current liablilities due to lower purchases of inventory and lower per pound raw materials costs in the 1996 period, offset in part by a decrease in inventory relating to lower physical quantities as well lower per pound prices, mentioned previously and a decrease in cash and equivalents and an increase in revolving credit debt, primarily to finance these working capital components and capital spending.

         Capital expenditures for equipment totaled $2.6 million for the first three months of 1996 compared to $4.5 million in the first three months of 1995. During the first quarter of 1996 the Company completed two major projects. These included the upgrade of an extrusion press at the Dolton plant and the refurbishment of a paint line at the Company's Winton, North Carolina plant. Since 1993 the Company has invested to increase its total aluminum and vinyl capabilities and to improve its overall efficiency and productivity. The Company intends to continue its capital spending programs during 1996 at a level of between $8.0 million and $12.0 million, for the year.

         On January 18, 1995 the Company acquired all of the stock of Dolton Aluminum Co., Inc. ("Dolton") for $26.4 million including fees and expenses related to the transaction, with possible additional consideration of up to $3.3 million payable after three years, depending on Dolton's performance during that period. Management currently believes the payment of such additional consideration is not likely. The acquisition, which was accounted for as a purchase, was financed with cash and borrowings under the Company's revolving credit facility.

         Long-term debt was $85.0 million at March 30, 1995 and December 31, 1995. During the first quarter of 1996, the Company borrowed $1.5 million of its $55.0 million revolving credit facility, primarily to fund working capital needs and capital expenditures. Management expects these borrowings to be repaid prior to December 31, 1996. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         On April 21, 1995 the Company issued 2.5 million shares of common stock in the Offering. Cash proceeds received by the Company from the Offering, after underwriting discounts and commissions and before deducting other expenses totaling approximately $3.7 million, were $31.3 million. As a result of the Offering, stockholders' equity increased and long-term debt (incurred primarily to effect the Dolton acquisition) decreased by approximately $31.3 million.

HEDGING ACTIVITIES

         The Company has entered into agreements with various customers to sell finished product at set prices throughout 1996, and has hedged most of these sales commitments through offsetting raw material purchases at corresponding prices and delivery dates. These commitments are subject to the Company's determination that the creditworthiness of the customers participating in these programs is satisfactory. In addition, futures contracts are used to reduce the risks associated with fluctuations in aluminum prices by matching exposed inventory positions that are not subject to corresponding sales agreements. At May 13, 1996, the Company was a party to forward aluminum commodity sales contracts through a nationally recognized brokerage firm for July through December 1996 delivery covering 8.0 million pounds of aluminum ranging from $0.732 to $0.804 per pound. These contracts are expected to be settled for cash.

LIFO ADJUSTMENTS; INFLATION

         The largest component of the Company's cost of sales is raw material costs. These costs vary due to changes in aluminum prices, and reported results may vary due to LIFO adjustments, as previously discussed. For the first quarter of 1996 the Company reported non-cash LIFO income of $876,000 compared to non-cash LIFO charges of $2.1 million for the first quarter of 1995. With the exception of these non-cash LIFO adjustments, the Company does not believe that inflation has had a significant impact on the results of operations over the periods presented.

Part II - Other Information


Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             (a) Exhibits:
             Exhibit

          Number    Description
          ------    -----------

          2.1* Stock Purchase Agreement dated as of January 18, 1995, among Easco Corporation, Dolton Aluminum Company, Inc. ("Dolton") and Stockholders of Dolton

          3.1(a)*   Amended and Restated Certificate of Incorporation

          3.1(b)*** Certificate of Correction dated June 2, 1995

          3.2*      By-Laws of Easco, Inc.

          4.1*      Form of Common Stock Certificate

          4.2* Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

          4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America - Illinois (formerly Continental Bank)

          4.3(b)*   First Amendment to Credit Agreement dated January 31, 1995

          4.4* Information and Registration Rights Agreement dated as of May 15, 1992

          10.1** Amended and Restated Services Agreement for general management, financial and other services between Easco and American Industrial Partners Management Company, Inc.

          10.3(a)* Option Agreement for the right to purchase stock of Easco, Inc. between Easco, Inc. and Alumen, Inc. (CVC)

          10.3(b)*  Amendment to Option Agreement dated as of April 12, 1995

          10.4* Stock Purchase Agreement dated as of December 21, 1993 among AIP, Easco, Inc. and Michael M. Hagerty

          10.5(a)* Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective October 12, 1994+

          10.5(b) Easco, Inc. Stock Option Plan dated December 17,1993, as amended effective October 12, 1994 and December 15, 1995+ (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995) (SEC file number 0-25834)

          10.6* Stock Option Agreement between Easco, Inc. and Michael M. Hagerty dated December 17, 1993+

          10.7* Secured Promissory Note of Michael M. Hagerty, payable to Easco, Inc. dated December 21, 1993

          10.8*     Easco Corporation Supplemental Executive Welfare Benefit
                    Plan+

          10.9*     Easco Corporation Supplemental Executive Retirement Plan(+)

          10.10* Easco Corporation Retirement Plan for Corporate Vice Presidents and Other Selected Executives+

          10.11*    Severance Policy for Specified Executives+

          10.12*    Employment Agreement between Easco Corporation and Michael
                    M. Hagerty+

          10.13**   Stock Option Agreement between Easco, Inc. and:
                    (a) Donald W. Folkwein+
                    (b) Frank L. Rich+
                    (c) L. Stephen Miner+
                    (d) David R. Best+

          10.14 Cash Incentive Bonus Plan of Easco Corporation for 1996+ (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995) (SEC file number 0-25834)

          21.1*     Subsidiaries of Easco, Inc.

          27        Financial Data Schedule

          * Incorporated by reference to corresponding exhibit filed as an exhibit to the Company's Registration Statement on Form S-1 dated February 15, 1995, as amended by Amendment No. 1 thereto filed March 22, 1995, Amendment No. 2 filed March 28, 1995, and Amendment No. 3 filed April 12, 1995. (Registration Statement Number 33-89556).

          ** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 15, 1995. (SEC file number 0-25834)

          *** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 13, 1995. (SEC file number 0-25834)

          +    Executive compensation plan or arrangement.


          (b)  Reports on Form 8-K


          None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EASCO, INC.


                                             /s/ David R. Best
May 13, 1996                             ----------------------------
                                            David R. Best
                                            Treasurer - Secretary
                                        (Principal financial or accounting
                                         officer and officer duly authorized
                                         to sign on behalf of the Registrant)