Form 10-Q
period 1996-06-29
EASCO INC /DE/
filed 1996-08-12
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                      706 SOUTH STATE STREET, GIRARD, OHIO
                     (Address of principal executive office)

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                               OUTSTANDING AT AUGUST 12, 1996

     Common Stock, $0.01 Par Value                           10,243,144


================================================================================

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets as of June 29, 1996 and December 31, 1995 ............................2

   Consolidated Statements of Income for the three months and six months ended June 29, 1996 and July 1, 1995...........................................................3

   Consolidated Statements of Cash Flows for the six months
      ended June 29, 1996 and July 1, 1995...........................................................4

   Notes to Consolidated Financial Statements......................................................5-6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations......................................................................................7-11



PART II OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................12

Item 2 - Changes in Securities......................................................................12

Item 3 - Defaults Upon Senior Securities............................................................12

Item 4 - Submission of Matters to a Vote of Security Holders........................................12

Item 5 - Other Information..........................................................................12

Item 6 - Exhibits and Reports on Form 8-K........................................................12-14

Signature...........................................................................................15

ITEM 1 - FINANCIAL STATEMENTS

                          EASCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  ASSETS
                                                                   June 29,    December 31,
                                                                     1996         1995
                                                                   ---------    ---------
     CURRENT ASSETS:
             Cash and equivalents ..............................   $   3,852    $   7,670
             Receivables, less allowance for doubtful accounts .      56,403       45,416
             Inventories .......................................      29,075       32,859
             Other current assets ..............................       3,671        2,677
                                                                   ---------    ---------
                   Total current assets ........................      93,001       88,622
                                                                   ---------    ---------
     PROPERTY, PLANT AND EQUIPMENT - NET .......................      91,219       90,702
     GOODWILL, net of accumulated amortization .................      69,318       70,262
     OTHER ASSETS ..............................................       3,757        4,142
                                                                   =========    =========
                   Total Assets ................................   $ 257,295    $ 253,728
                                                                   =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
             Accounts payable, accruals and other current
             liabilities .......................................   $  48,238    $  48,357
                                                                   ---------    ---------
                   Total current liabilities ...................      48,238       48,357
                                                                   ---------    ---------
     LONG-TERM DEBT ............................................      85,000       85,000
     DEFERRED INCOME TAXES .....................................      17,399       17,069
     OTHER NONCURRENT LIABILITIES ..............................      17,003       18,188

                                                                     ---------    ---------
                   Total liabilities .............................     167,640      168,614
                                                                     ---------    ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
             Preferred Stock, $.01 par value, authorized
                   1,000,000 shares; none issued and outstanding           -          -
             Common Stock, $.01 par value, authorized
                   40,000,000 shares; 12,194,892 issued and
                   outstanding .................................           122          122
             Paid-in capital ...................................        80,483       80,483
             Retained earnings .................................        28,801       24,260
             Less: Treasury stock: 1,951,748 shares ............       (19,589)     (19,589)
                   Stockholder loan ............................          (162)        (162)
                                                                     ---------    ---------
                     Total stockholders' equity ................        89,655       85,114
                                                                     ---------    ---------
                     Total Liabilities and Stockholders' Equity..    $ 257,295    $ 253,728
                                                                     =========    =========

                          Amounts shown are unaudited.
           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             -------------------------   ------------------------
                                                              JUNE 29,       JULY 1,      JUNE 29,      JULY 1,
                                                                1996          1995          1996         1995
                                                             -----------   -----------   -----------   ----------
     Net sales:
         Product sales ...................................   $    71,628   $    71,546   $   135,653   $  146,651
         Tolling fees ....................................        18,125        15,823        33,969       33,969
                                                             -----------   -----------   -----------   ----------
                                                                  89,753        87,369       169,622      180,620
     Cost of products sold ...............................        73,704        69,828       138,756      146,181
                                                             -----------   -----------   -----------   ----------
             Gross profit ................................        16,049        17,541        30,866       34,439
     Selling, general and administrative .................         8,389         6,974        16,244       14,934
     Amortization of goodwill and other ..................           507           491         1,014          985
     Management fee ......................................           225           212           450          450
                                                             -----------   -----------   -----------   ----------
             Operating profit ............................         6,928         9,864        13,158       18,070
     Interest expense ....................................         2,314         2,205         4,587        4,839
                                                             -----------   -----------   -----------   ----------
             Income before income tax ....................         4,614         7,659         8,571       13,231
     Income tax provision ................................         2,085         3,061         3,826        5,420
                                                             -----------   -----------   -----------   ----------
             Net income ..................................   $     2,529   $     4,598   $     4,745   $    7,811
                                                             ===========   ===========   ===========   ==========


     Earnings per common share ...........................   $      0.25   $      0.45   $      0.46   $     0.85
                                                             ===========   ===========   ===========   ==========
     Weighted average number of common shares outstanding     10,243,144    10,328,569    10,243,144    9,208,896
                                                             ===========   ===========   ===========   ==========

                           Amounts shown are unaudited
           The accompanying notes to consolidated financial statements are an integral part of this statement








                          EASCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                       --------------------
                                                                       JUNE 29,     JULY 1,
                                                                         1996        1995
                                                                       --------    --------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
    Net income .....................................................   $  4,745    $  7,811
    Adjustments to reconcile net income to net cash flows from (for)
     operating activities:
        Depreciation ...............................................      3,666       3,054
        Amortization of goodwill and other .........................      1,014         985
        Amortization of deferred debt issue costs ..................        286         283
        Changes in operating assets and liabilities:
              Increase in receivables ..............................    (10,987)     (6,419)

              (Increase) decrease in inventories ...................      3,784      (5,080)
              (Increase) decrease in other current assets ..........     (1,014)        285
              (Increase) decrease in other assets ..................         29         (57)
              Decrease in accounts payable, accruals and
                  other current liabilities ........................       (118)     (3,864)
              Increase in deferred taxes - net .....................        350         859
              Decrease in other noncurrent liabilities .............     (1,185)     (1,033)
                                                                       --------    --------
                      Net cash from (for) operating activities .....        570      (3,176)
                                                                       --------    --------
CASH FLOWS (FOR) INVESTING ACTIVITIES:
        Property additions - net ...................................     (4,183)     (8,701)
        Acquisition of Dolton ......................................         --     (26,400)
                                                                       --------    --------
                      Net cash flows (for) investing activities ....     (4,183)    (35,101)
                                                                       --------    --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Increase in revolving credit loans .........................         --         750
        Issuance of common stock ...................................         --      31,320
        Cash dividends paid ........................................       (205)         --
                                                                       --------    --------
                      Net cash flows from (for) financing activities       (205)     32,070
                                                                       --------    --------
CASH AND EQUIVALENTS:
        Net decrease for the period ................................     (3,818)     (6,207)
        Balance, beginning of period ...............................      7,670       8,614
                                                                       ========    ========
        Balance, end of period .....................................   $  3,852    $  2,407
                                                                       ========    ========

                          Amounts shown are unaudited.
                 The accompanying notes to financial statements
                     are an integral part of this statement.

EASCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 29, 1996 and July 1, 1995
(Unaudited)




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

2.  PER SHARE CALCULATIONS

         Earnings per share have been computed based upon the "Treasury Stock Method" using the weighted average outstanding shares of 10,243,144 for the three and six months ended June 29, 1996, respectively, and 10,328,569 and 9,208,896 for the three and six months ended July 1, 1995.

3.  INVENTORIES

         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $2.5 million greater at June 29, 1996 and $3.7 million greater at December 31, 1995. The LIFO valuation method had the effect of increasing gross profit by $295,000, $1.2 million and $1.4 million for the three and six months ended June 29, 1996 and the three months ended July 1, 1995, respectively, and reducing gross profit by $681,000 for the six month period ended July 1, 1995.

4.  LONG-TERM DEBT

         At June 29, 1996 and December 31, 1995, long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001.

5.  CONTINGENCIES

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Cleanup

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, outside environmental consultants have periodically assessed the Company's environmental contingencies. Based on the most recent assessment, the consultants estimated that the cost of all the Company's known potential environmental liabilities ranged from $1.8 million to $31.3 million. The Company's best estimate within this range is $9.6 million, for which reserves have been established.

6.  COMMON STOCK OFFERING

         On April 21, 1995, the Company issued 2.5 million shares of common stock in an initial public offering (the "Offering"). Cash proceeds received by the Company from the Offering, after underwriting discounts and commissions and other expenses totaling approximately $3.7 million, were $31.3 million. As a result of the Offering, long-term debt decreased and stockholders' equity increased by approximately $31.3 million. If the Offering had occurred as of January 1, 1995, net income for the three and six months ended July 1, 1995 would have increased by $59,000 and $250,000, respectively, and the weighted average number of common shares outstanding would have increased 273,692 and 1,393,365, respectively. Net income per common share would have decreased $0.01 and $0.09 for three and the six months ended July 1, 1995, respectively.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The following table sets forth, for the periods shown, net sales, gross profit, operating profit, net income, pounds shipped, the calculation of Adjusted EBITDA, gross profit and Adjusted EBITDA per pound, and the average market price of aluminum per pound. For the reasons discussed below, management focuses on pounds shipped, gross profit per pound (excluding non-cash LIFO charges or income) and Adjusted EBITDA per pound as important measures of the Company's performance.

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                               ----------------------    ----------------------
                                                JUNE 29,      JULY 1,     JUNE 29,      JULY 1,
(AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)     1996         1995         1996         1995
                                               ---------    ---------    ---------    ---------
Net sales ..................................   $    89.8    $    87.4    $   169.6    $   180.6
Gross profit ...............................        16.0         17.5         30.9         34.4
Operating profit ...........................         6.9          9.9         13.2         18.1
Net income .................................         2.5          4.6          4.7          7.8
                                               =========    =========    =========    =========

Pounds shipped:
        Company-owned material .............        53.4         48.6        100.5         97.4
        Customer Conversion Program ........        32.6         28.3         61.3         61.2
                                               ---------    ---------    ---------    ---------
Total pounds shipped .......................        86.0         76.9        161.8        158.6
                                               =========    =========    =========    =========
Other performance measures:
Operating profit ...........................   $     6.9    $     9.9    $    13.2    $    18.1
      Non-cash charges (income):
         Depreciation and amortization .....         2.4          2.0          4.7          4.0
         LIFO charges (income) .............        (0.3)        (1.4)        (1.2)         0.7
                                               ---------    ---------    ---------    ---------
Adjusted EBITDA ............................   $     9.0    $    10.5    $    16.7    $    22.8
                                               =========    =========    =========    =========
Gross profit per pound .....................   $   0.186    $   0.228    $   0.191    $   0.217
Adjusted EBITDA per pound ..................       0.105        0.137        0.103        0.144

Average market price of aluminum per pound .       0.738        0.871        0.747        0.907



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

Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for over 60% of the Company's shipments in the first half of 1996. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. In addition, the Company's performance may also be affected by other risks and uncertainties that may cause actual performance to materially differ from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to increase capacity utilization, and the costs associated with any such effects; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers; developments with respect to contingencies such as environmental matters (including those described under "Business-Environmental Matters" in the Company's Annual Report on Form 10-K) and litigation; labor market conditions and raw materials costs (primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; whether and to what extent the Company's capital expenditures can facilitate reductions in variable costs; and the Company's ability to integrate and operate acquired facilities on a profitable basis.

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

RESULTS OF OPERATIONS

           THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO
                 THREE MONTHS AND SIX MONTHS ENDED JULY 1, 1995

         Pounds shipped during the second quarter and first six months of 1996 increased to 86.0 million and 161.8 million, respectively from 76.9 million and
158.6 million for the corresponding periods in 1995, representing increases of 11.8% and 2.0%, respectively. This increase in shipments compared to the prior year periods is due primarily to an increase in demand during the second quarter of 1996 in most of the end-use markets served by the Company. The increase in shipments was particularly strong in the transportation, distribution and consumer durables markets during the second quarter and first six months of 1996, offsetting a decline in the electrical sector. Net sales increased 2.7% during the second quarter of 1996 compared to the second quarter of 1995, on higher shipments at lower per pound selling prices due to lower raw materials costs, and decreased 6.1% during the first six months of 1996 compared to the same period in 1995 as a result of slightly increased shipments and lower selling prices.

         Gross profit decreased to $16.0 million (after giving effect to $295,000 of non-cash LIFO income) in the second quarter of 1996 compared to $17.5 million (after giving effect to $1.4 million of non-cash LIFO income) in the second quarter of 1995, a decrease of $1.5 million or 8.6%. For the first six months of 1996, gross profit declined 10.2% to $30.9 million from $34.4 million in 1995, after giving effect to $1.2 million of non-cash LIFO income in the 1996 period compared to $681,000 non-cash LIFO expense in the 1995 period. The decrease in gross profit in the 1996 periods compared to the same periods in 1995 despite higher shipment levels is principally the result of some narrowing of the spread between selling prices and aluminum costs, particularly those associated with developing new accounts (e.g., costs of new extrusion dies, training operations personnel and price concessions to acquire the new business), higher production costs, including fuel which impacted gross profit during the first quarter of 1996, and an increase in the proportion of shipments to the transportation sector, which produced somewhat smaller spreads. To improve gross profit margins, management has announced selling price increases in certain areas where selling prices have not kept pace with production cost increases. Management has achieved some progress toward eliminating production difficulties reported in earlier periods; however, these difficulties continued to contribute to the lower three and six month 1996 operating results, compared to the same periods in 1995. As a result of these factors, gross profit per pound in the three and six month periods ended June 29, 1996 declined to $0.186 and $0.191 compared to $0.228 and $0.217 in the 1995 periods.

         Selling, general and administrative expenses increased by $1.4 million or 20.0% to $8.4 million during the second quarter of 1996 compared to the second quarter of 1995, and $1.3 million or 8.7% to $16.2 million for the first six months of 1996. The increases in the three and six month 1996 periods are due primarily to the effect of higher shipping and delivery costs during the second quarter of 1996 resulting from increased shipments during this period and increased interplant billet shipments. On a per pound basis, overall selling, general and administrative expenses increased by 7.7% and 6.4%, respectively, from $0.091 and $0.094 in the first three and six months of 1995 to $0.098 and $0.100 in the 1996 three and six month periods, primarily due to increased interplant billet shipments and higher fuel costs. These increases over the prior year periods are expected to be reflected in selling, general and administrative expense for the remainder of the year.

         Operating profit for the three and six month 1996 periods decreased by $3.0 million and $4.9 million, respectively, from $9.9 million and $18.1 million in the 1995 periods to $6.9 million and $13.2 million in 1996, after including non-cash LIFO income of $295,000 and $1.2 million in the second quarter and first six months of 1996, respectively, compared to $1.4 million of non-cash LIFO income in the second quarter of 1995 and $681,000 of non-cash LIFO expense in the first six months of 1995. The lower operating profit results for the three and six month 1996 periods compared to the corresponding periods in 1995 was the result of the narrower gross profit spreads discussed above, and to the impact of higher shipping and delivery costs on higher volumes.

         Interest expense increased $109,000 in the second quarter of 1996 compared to 1995, and decreased $252,000 in the first six months of 1996 compared to 1995. The increase in the second quarter of 1996 is the result of somewhat higher revolving credit expense compared to the prior year, while the overall decrease in interest expense in the first half of 1996 is the result of the effect during 1996 of the Company's issuance of 2.5 million of shares of common stock in an initial public offering (the "Offering") during April 1995, which reduced indebtedness by approximately $31.3 million.

         The effective tax rate for the second quarter and first six months of 1996 was 45.2% and 44.6%, respectively, compared to 40.0% and 41.0% for the same periods in 1995. These rates differ from the federal statutory rate of 35% primarily due to state and local income taxes and the non-deductible amortization of goodwill. The increase in the effective tax rate for 1996 primarily resulted from higher non-deductible amortization of goodwill in proportion to pre-tax income and to the utilization of alternative minimum tax credits during 1995.

         Net income for the three months ended June 29, 1996 was $2.5 million or $0.25 per share compared to $4.6 million or $0.45 per share, for the three months ended July 1, 1995, resulting from the decrease in operating profit and increased interest expense. For the six months ended June 29, 1996 net income was $4.7 or $0.46 per share compared to $7.8 million or $0.85 per share for the six months ended July 1, 1995, as the decrease in operating profit was partially offset by the decrease in interest expense. Non-cash LIFO charges and income, resulted in increases of $0.02, $0.07 and $0.08 per share in the three and six month 1996 periods and the three month 1995 period, and a decrease of $0.05 per share in the six month 1995 period, compared to the reported amounts. The per share amounts for 1996 are based on 10,243,144 shares outstanding while the 1995 per share amounts for the three and six month periods are based on 10,328,569 and 9,208,896 shares outstanding, respectively. The changes are due to the Offering.

         Adjusted EBITDA, which represents operating profit adjusted for non-cash items, decreased 14.3% and 26.8%, respectively for the three and six month 1996 periods from $10.5 million and $22.8 million in 1995, respectively, to $9.0 million and $16.7 million in 1996, respectively, for the reasons set forth above.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         Total working capital at June 29, 1996 was $44.8 million compared to $40.3 million at December 31, 1995. This net overall increase in working capital is principally the result of increases in accounts receivable relating to higher shipments in the second quarter of 1996 compared to the fourth quarter of 1995, and in other current assets relating to increased receivable balances in aluminum hedge trading accounts, offset in-part by decreases in both inventory relating to lower physical quantities and per pound prices and in cash and equivalents primarily to fund these working capital components, and capital spending.

         Capital expenditures for equipment totaled $4.2 million for the first six months of 1996 compared to $8.7 million in the first six months of 1995. During the first six months of 1996 the Company completed two major projects. These included the upgrade of an extrusion press at the Dolton plant and the refurbishment of a paint line at the Company's Winton, North Carolina plant. Since 1993 the Company has invested to increase its total aluminum and vinyl capabilities and to improve its overall efficiency and productivity. The Company intends to continue its capital spending programs during 1996 at a level of between $8.0 million and $11.0 million for the year.

         On January 18, 1995 the Company acquired all of the stock of Dolton Aluminum Company, Inc. ("Dolton") for $26.4 million including fees and expenses related to the transaction, with possible additional consideration of up to $3.3 million payable after three years, depending on Dolton's performance during that period. Management currently believes the payment of such additional consideration is unlikely. The acquisition, which was accounted for as a purchase, was financed with cash and borrowings under the Company's credit facility.

         Long-term debt was $85.0 million at June 29, 1996 and December 31, 1995. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

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

HEDGING ACTIVITIES

         The Company entered into agreements with various customers to sell finished product at set prices during 1996, and hedged most of these sales commitments through offsetting raw material purchases at corresponding prices and delivery dates. Futures contracts are used to reduce the risks associated with fluctuations in aluminum prices by matching exposed inventory positions that are not subject to corresponding sales agreements. As of August 12, 1996, the Company had no open forward aluminum commodity sales contracts.

LIFO ADJUSTMENTS; INFLATION

         The largest component of the Company's cost of sales is raw material costs. These costs vary due to changes in aluminum prices, and reported results may vary due to LIFO adjustments, as previously discussed. For the second quarter and first six months of 1996 the Company reported non-cash LIFO income of $295,000 and $1.2 million, compared to non-cash LIFO income of $1.4 million for the second quarter and non-cash LIFO expense of $681,000 for the first six months of 1995. With the exception of these non-cash LIFO adjustments, the Company does not believe that inflation has had a significant impact on the results of operations over the periods presented.

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         EASCO, INC.





                                            /s/ Michael M. Hagerty
August 12, 1996
                                                Michael M. Hagerty
                                       President and Chief Executive Officer
                                             (Officer duly authorized
                                       to sign on behalf of the Registrant)




                                            /s/ James R. Darlington

                                                James R. Darlington
                                                Corporate Controller
                                   (Principal Accounting Officer duly authorized
                                         to sign on behalf of the Registrant)

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

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              (a) Exhibits:

              Exhibit
              Number       Description
              ------       -----------

              2.1* Stock Purchase Agreement dated as of January 18, 1995, among Easco Corporation, Dolton Aluminum Company, Inc. ("Dolton")and Stockholders of Dolton

              3.1(a)*       Amended and Restated Certificate of Incorporation

              3.1(b)***     Certificate of Correction to the Amended and
                            Restated Certificate of Incorporation

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

              10.6* Stock Option Agreement between Easco, Inc. and Michael M. Hagerty dated December 17, 1993+

              10.7* Secured Promissory Note of Michael M. Hagerty, payable to Easco, Inc. dated December 21, 1993

              10.8*         Easco Corporation Supplemental Executive Welfare
                            Benefit Plan+

              10.9*         Easco Corporation Supplemental Executive Retirement
                            Plan+

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

              10.11*        Severance Policy for Specified Executives+

              10.12* Employment Agreement between Easco Corporation and Michael M. Hagerty+

              10.13**       Stock Option Agreement between Easco, Inc. and:

                            (a) Donald W. Folkwein+
                            (b) Frank L. Rich+
                            (c) L. Stephen Miner+
                            (d) David R. Best+

              10.14 Cash Incentive Bonus Plan of Easco Corporation for 1996+ (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995) (SEC file number 0-25834)

              10.15 Employment and Separation Agreement between Easco Corporation and Frank L. Rich+(filed herewith)

              10.16 Consulting Agreement between Easco Corporation and Frank L. Rich+(filed herewith)

              10.17 Separation and Consulting Agreement between Easco Corporation and Donald W. Folkwein+(filed herewith)

              21.1*         Subsidiaries of Easco, Inc.

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

              27            Financial Data Schedule

               (b) Reports on Form 8-K
              None


16