Form 10-Q
period 1996-09-28
EASCO INC /DE/
filed 1996-11-12
CIK 938145

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                  TO
                                            ----------------    ----------------

                             COMMISSION FILE NUMBER:
                                     0-25834
                               ------------------
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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                            OUTSTANDING AT NOVEMBER 12, 1996
              -----                            --------------------------------

     Common Stock, $0.01 Par Value                       10,243,144


--------------------------------------------------------------------------------

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets as of September 28, 1996 and December 31, 1995 .......................2

   Consolidated Statements of Operations for the three months and nine months ended September 28, 1996 and September 30, 1995................................................3

   Consolidated Statements of Cash Flows for the nine months
      ended September 28, 1996 and September 30, 1995................................................4

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

ITEM 1 - FINANCIAL INFORMATION

                                         EASCO, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    ASSETS

                                                                           September 28,        December 31,
                                                                               1996                 1995
                                                                          ----------------     ----------------
CURRENT ASSETS:
        Cash and equivalents.....................................       $          11,700    $           7,670
        Receivables, less allowance for doubtful accounts........                  53,862               45,416
        Inventories, at LIFO.....................................                  21,313               32,859
        Other current assets.....................................                   2,721                2,677
                                                                          ----------------     ----------------
                    Total current assets.........................                  89,596               88,622
                                                                          ----------------     ----------------
PROPERTY, PLANT AND EQUIPMENT - NET..............................                  91,523               90,702
GOODWILL, net of accumulated amortization........................                  68,846               70,262
OTHER ASSETS.....................................................                   3,581
                                                                          ================     ================
                    Total Assets.................................       $         253,546    $         253,728
                                                                          ================     ================

                                     LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES:
        Accounts payable, accruals and other current
        liabilities..............................................       $          45,793    $          48,357
                                                                          ----------------     ----------------
                    Total current liabilities                                      45,793               48,357
                                                                          ----------------     ----------------

LONG-TERM DEBT...................................................                  85,000               85,000
DEFERRED INCOME TAXES............................................                  17,216               17,069
OTHER NONCURRENT LIABILITIES.....................................                  16,878               18,188
                                                                          ----------------     ----------------
                    Total liabilities............................                 164,887              168,614
                                                                          ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred Stock, $.01 par value, authorized
                    1,000,000 shares; none issued and outstanding                    --                    --
        Common Stock, $.01 par value, authorized
                    40,000,000 shares; 12,194,892 issued and
                    outstanding..................................                     122                  122
        Paid-in capital..........................................                  80,483               80,483
        Retained earnings........................................                  27,805               24,260
        Less: Treasury Stock: 1,951,748 shares...................                 (19,589)             (19,589)
                 Stockholder loan................................                    (162)                (162)
                                                                          ----------------     ----------------
                    Total stockholders' equity...................                  88,659               85,114
                                                                          ----------------     ----------------
                    Total Liabilities and Stockholders' Equity...       $         253,546    $         253,728
                                                                          ================     ================



                         Amounts shown are unaudited
         The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ---------------------------- -----------------------------
                                                      SEPTEMBER 28,  SEPTEMBER 30, SEPTEMBER 28,   SEPTEMBER 30,
                                                          1996            1995          1996            1995
                                                      -------------- ------------- --------------- -------------

Net sales:
    Product sales..................................... $     69,899    $    67,669   $   205,551   $  214,320
    Tolling fees......................................       17,830         15,180        51,800       49,149
                                                       ------------    -----------   -----------   ----------

                                                             87,729         82,849       257,351      263,469
Cost of products sold.................................       75,475         70,873       214,231      217,054
                                                       ------------    -----------   -----------   ----------
        Gross profit..................................       12,254         11,976        43,120       46,415
Selling, general and administrative...................       10,437          7,002        26,681       21,936
Amortization of goodwill and other....................          507            492         1,521        1,477
Management fee........................................          225            225           675          675
                                                       ------------    -----------   -----------   ----------
        Operating profit..............................        1,085          4,257        14,243       22,327
Interest expense......................................        2,196          2,229         6,783        7,068
                                                       ------------    -----------   -----------   ----------
        Income (loss) before income tax...............       (1,111)         2,028         7,460       15,259
Income tax provision (benefit)........................         (217)           961         3,609        6,381
                                                       ------------    -----------   -----------   ----------
        Net income (loss).............................         (894)         1,067         3,851        8,878
                                                       ============    ===========   ===========   ==========


Earnings (loss) per common share......................        (0.09)          0.10          0.38         0.93
                                                       ============    ===========   ===========   ==========
Weighted average number of common shares outstanding..   10,243,144     10,463,011    10,243,144    9,563,406
                                                       ============    ===========   ===========   ==========


                           Amounts shown are unaudited
           The accompanying notes to consolidated financial statements are an integral part of this statement

                          EASCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                            ----------------------------
                                                            SEPTEMBER 28,   SEPTEMBER 30,
                                                               1996             1995
                                                            -------------   -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
    Net income...............................................  $  3,851       $  8,878
    Adjustments to reconcile net income to net cash flows
        from (for) operating activities:
        Depreciation.........................................     5,576          4,572
        Amortization of goodwill and other intangibles.......     1,521          1,477
        Amortization of deferred debt issue costs............       429            424
        Changes in operating assets and liabilities:
            Increase in receivables..........................    (8,446)        (6,439)
            (Increase) decrease in inventories...............    11,546         (1,213)
            (Increase) decrease in other current assets......      (117)           261
            (Increase) decrease in other assets..............        28            (83)
            Decrease in other accounts payable, accruals and
                    other current liabilities................    (2,564)        (1,541)
            Increase in deferred taxes (net).................       220          1,004
            Decrease in other noncurrent liabilities.........    (1,310)        (1,512)
                                                               --------       --------
                    Net cash from operating activities.......    10,734          5,828
                                                               --------       --------

CASH FLOWS (FOR) INVESTING ACTIVITIES:
        Property additions (net).............................    (6,397)       (11,732)
        Aquisition of Dolton.................................      --          (26,400)
                                                               --------       --------
                    Net cash for investing activities........    (6,397)       (38,132)
                                                               --------       --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Cash dividends paid..................................      (307)          (102)
        Issuance of common stock.............................      --           31,285
                                                               --------       --------
                    Net cash from (for) financing activities.      (307)        31,183
                                                               --------       --------

CASH AND EQUIVALENTS:
        Net increase (decrease) for the period...............     4,030         (1,121)
        Balance, beginning of period.........................     7,670          8,614
                                                               ========       ========
        Balance, end of period...............................  $ 11,700       $  7,493
                                                               ========       ========






                           Amounts shown are unaudited
                 The accompanying notes to financial statements
                     are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Three and Nine Months Ended September 28, 1996 and September 30, 1995
                                   (Unaudited)




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

2.  PER SHARE CALCULATIONS

         Earnings per share have been computed based upon the "Treasury Stock Method" using the weighted average outstanding shares of 10,243,144 for the three and nine months ended September 28, 1996, respectively, and 10,463,011 and 9,563,406 for the three and nine months ended September 30, 1995.

3.  INVENTORIES

         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $1.8 million greater at September 28, 1996 and $3.7 million greater at December 31, 1995. The LIFO valuation method had the effect of increasing gross profit by $715,000 and $1.9 million for the three and nine months ended September 28, 1996 and reducing gross profit by $163,000 and $844,000 for the three and nine month periods ended September 30, 1995, respectively.

4.  LONG-TERM DEBT

         At September 28, 1996 and December 31, 1995, long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001.

5.  CONTINGENCIES

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Cleanup

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, outside environmental consultants have periodically assessed the Company's environmental contingencies. Based on the most recent assessment, the consultants estimated that the cost of all the Company's known potential environmental liabilities ranged from $1.8 million to $31.3 million. The Company's best estimate within this range is $9.4 million, for which reserves have been established.

6.  COMMON STOCK OFFERING

         On April 21, 1995, the Company issued 2.5 million shares of common stock in an initial public offering (the "Offering"). Cash proceeds received by the Company from the Offering, after underwriting discounts and commissions and other expenses totaling approximately $3.7 million, were $31.3 million. As a result of the Offering, long-term debt decreased and stockholders' equity increased by approximately $31.3 million. If the Offering had occurred as of January 1, 1995, net income and the weighted average number of common shares outstanding would not have been affected for the three months ended September 30, 1995 and would have increased by $250,000 and 679,738, respectively, for the nine months ended September 30, 1995. Net income per common share would have decreased $0.04 for the nine months ended September 30, 1995.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The following table sets forth, for the periods shown, net sales, gross profit, operating profit, net income (loss), pounds shipped, the calculation of Adjusted EBITDA, gross profit and Adjusted EBITDA per pound, and the average market price of aluminum per pound. For the reasons discussed below, management focuses on pounds shipped, gross profit per pound (excluding non-cash LIFO charges or income) and Adjusted EBITDA per pound as important measures of the Company's performance.

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                               ---------------------------  --------------------------
                                              SEPTEMBER 28, SEPTEMBER 30, SEPTEMBER 28, SEPTEMBER 30,
(AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)       1996           1995         1996        1995
                                              ------------  ------------- ------------  ------------
Net sales........................................    $ 87.7     $ 82.8       $257.4       $263.5
Gross profit.....................................      12.3       12.0         43.1         46.4
Operating profit.................................       1.1        4.3         14.2         22.3
Net income (loss)................................      (0.9)       1.1          3.9          8.9
                                                    =======    =======     ========     ========

Pounds shipped:
        Company-owned material...................      53.6       46.8        154.1        142.5
        Customer Conversion Program..............      30.4       28.0         91.7         90.9
                                                    =======    =======     ========     ========
Total pounds shipped.............................      84.0       74.8        245.8        233.4
                                                    =======    =======     ========     ========
Other performance measures:

Operating profit.................................    $  1.1     $  4.3       $ 14.2       $ 22.3
      Non-cash charges (income):
         Depreciation and amortization...........       2.4        1.9          7.2          6.1
         LIFO charges (income)...................      (0.7)       0.2         (1.9)         0.8
                                                    =======    =======     ========     ========
Adjusted EBITDA..................................    $  2.8     $  6.4       $ 19.5       $ 29.2
                                                    =======    =======     ========     ========
Gross profit per pound...........................    $0.146     $0.160       $0.175       $0.199
Adjusted EBITDA per pound........................     0.033      0.086        0.079        0.125
Average market price of aluminum per pound.......     0.691      0.859        0.728        0.891

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

Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for over 60% of the Company's shipments in the first nine months of 1996. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

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

OUTLOOK

         The following forward-looking statement is qualified by the Cautionary Statement set forth above. In 1995, the Company expanded its annual manufacturing capacity from 310 million to 450 million pounds. During 1996, the Company has utilized a portion of its expanded capacity to increase its shipment volume. Production problems and one-time charges discussed under "Results of Operations" have combined, however, to reduce the Company's profits for the period, despite the increased volume. Management continues to believe that its strategy of commitment to continuous improvement is sound and that if the

Company is successful in its efforts to continue improving capacity utilization and reducing its production difficulties, it will begin to convert its shipment volume increases to profitability improvements.

RESULTS OF OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

           Pounds shipped during the third quarter and first nine months of 1996 increased to 84.0 million and 245.8 million, respectively from 74.8 million and
233.4 million for the corresponding periods in 1995, representing increases of 12.3% and 5.3%, respectively. This increase in shipments compared to the prior year periods is due primarily to continued strong demand during the second and third quarters of 1996 in most of the end-use markets served by the Company. The increase in shipments was particularly strong in the transportation, distribution and building and construction markets during the third quarter and first nine months of 1996, offsetting a decline in the electrical sector. Net sales increased 5.9% during the third quarter of 1996 compared to the third quarter of 1995, on higher shipments at lower per pound selling prices, and decreased 2.3% during the first nine months of 1996 compared to the same period in 1995 despite increased shipments, due to lower selling prices. The lower selling prices compared to earlier periods reflects the cost declines of aluminum ingot and scrap, the Company's principal raw materials.

           Gross profit increased to $12.3 million (after giving effect to $715,000 of non-cash LIFO income) in the third quarter of 1996 compared to $12.0 million (after giving effect to $163,000 of non-cash LIFO expense) in the third quarter of 1995, an increase of $300,000 or 2.5%. For the first nine months of 1996, gross profit declined 7.1% to $43.1 million from $46.4 million in 1995, after giving effect to $1.9 million of non-cash LIFO income in the 1996 period compared to $844,000 non-cash LIFO expense in the 1995 period. Despite higher shipment levels, gross profit declined in the 1996 periods (prior to the benefit of non-cash LIFO income), compared to the same periods in 1995 principally as a result of higher manufacturing costs, a less favorable product mix and more competitive pricing in the truck trailer segment of the transportation market. The higher manufacturing costs resulted primarily from a continuation of production difficulties, principally at the Company's Dolton, Illinois plant acquired in 1995 and a one-time write-off of work-in-process due to the bankruptcy of a truck trailer customer. As a result of these factors, gross profit per pound in the three and nine month periods ended September 28, 1996 declined to $0.146 and $0.175 compared to $0.160 and $0.199 in the 1995 periods.

           Selling, general and administrative expenses increased by $3.4 million or 49.1% to $10.4 million during the third quarter of 1996 compared to the third quarter of 1995, and $4.7 million or 21.6% to $26.7 million for the first nine months of 1996. The increase in these expenses for the three and nine month periods of 1996, is primarily the result of: (i) higher costs relating to a one-time bad debt charge incurred when a truck trailer customer experiencing financial difficulty entered bankruptcy and ceased operating; (ii) higher expenses due to recruitment and replacement of executive and management personnel during the third quarter; (iii) increased shipping and delivery expenses primarily relating to increased volume and (v) increased selling expense, including commissions. On a per pound basis, overall selling, general and administrative expenses increased by $0.030 and $0.015, respectively, from $0.094 in both the three and nine months 1995 periods to $0.124 and $0.109 in the 1996 three and nine month periods.

           Operating profit for the three and nine month 1996 periods decreased by $3.2 million and $8.1 million, respectively, from $4.3 million and $22.3 million in the 1995 periods to $1.1 million and $14.2 million in 1996. Included in these amounts is non-cash LIFO income of $715,000 and $1.9 million in the third quarter and first nine months of 1996, respectively, compared to $163,000 and $844,000 of non-cash LIFO expense in the third quarter and first nine months of 1995, respectively. The lower operating profit results for the three and nine month 1996 periods compared to the corresponding periods in 1995 was the result of higher manufacturing costs and the impact of higher selling, general and administrative expenses. Included in the higher manufacturing and administrative costs in the three and nine month 1996 periods are one-time charges of $1.8 million, principally from the bankruptcy of a major truck trailer customer.

           Interest expense was essentially unchanged in the third quarter of 1996 compared to 1995, and decreased $285,000 in the first nine months of 1996 compared to 1995. The overall decrease in interest expense in the first nine months of 1996 is the result of the effect during 1996 of the Company's issuance of 2.5 million of shares of common stock in an initial public offering (the "Offering") during April 1995, which reduced indebtedness by approximately $31.3 million.

           The effective tax rate for the third quarter and first nine months of 1996 was 19.5% and 48.4%, respectively, compared to 47.4% and 41.8% for the same periods in 1995. These rates differ from the federal statutory rate of 35% primarily due to state and local income taxes and the non-deductible amortization of goodwill. The differences in the effective tax rates for the 1996 periods compared to 1995, primarily resulted from higher non-deductible amortization of goodwill in proportion to pre-tax income or loss compared to 1995.

           Due to the decline in operating profit discussed above, a net loss was incurred for the three months ended September 28, 1996 of $894,000 or $0.09 per share, compared to net income of $1.1 million or $0.10 per share, for the three months ended September 30, 1995. For the nine months ended September 28, 1996 net income was $3.9 million or $0.38 per share compared to $8.9 million or $0.93 per share for the nine months ended September 30, 1995, as the decrease in operating profit was partially offset by the decrease in interest expense. Non-cash LIFO charges and income decreased net loss and increased net income per share by $0.04 and $0.11, respectively in the three and nine month 1996 periods and decreased net income per share by $0.01 and $0.05 for the three and nine month 1995 periods. The per share amounts for 1996 are based on 10,243,144 shares outstanding while the 1995 per share amounts for the three and nine month periods are based on 10,463,011 and 9,563,406 shares outstanding, respectively. The changes are due to the Offering.

           Adjusted EBITDA, which represents operating profit adjusted for non-cash items, decreased 56.2% and 33.2%, respectively for the three and nine month 1996 periods from $6.4 million and $29.2 million in 1995, respectively, to $2.8 million and $19.5 million in 1996, respectively. The decreases are due to the $1.8 million of third quarter 1996 one-time charges and the operating difficulties discussed above.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

           Total working capital at September 28, 1996 was $43.8 million compared to $40.3 million at December 31, 1995. This net overall increase in working capital at September 28, 1996 is principally the result of increases in cash and equivalents and increased accounts receivable due to higher volume. Offsetting factors were decreased inventories due to lower physical quantities and lower aluminum prices, and decreases in accounts payable, accruals and other current liabilities because of reduced raw materials purchases and the September 1996 semi-annual payment of interest on long-term debt.

           Cash flow provided from operating activities for the nine months ended September 28, 1996 was $10.7 million, compared to $5.8 million for the same period in 1995. Cash flow increased despite lower net income adjusted for non-cash charges, primarily as a result of inventory reductions, offset by higher accounts receivable and lower accrued liabilities.

           Capital expenditures totaled $6.4 million for the first nine months of 1996 compared to $11.7 million in the first nine months of 1995. Major projects for the first nine months of 1996 have included the upgrade of an extrusion press and the installation of a new age-oven at the Dolton plant, as well as the refurbishment of paint lines at the Company's Winton, North Carolina and Girard, Ohio plants. Since 1993 the Company has invested to increase its total aluminum and vinyl capabilities and to improve its overall efficiency and productivity. The Company expects 1996 capital spending to be between $8.0 and $9.0 million.

            On January 18, 1995 the Company acquired all of the stock of Dolton Aluminum Company, Inc. ("Dolton") for $26.4 million including fees and expenses related to the transaction, with possible additional consideration of up to $3.3 million payable after three years, depending on Dolton's performance during that period. Management believes the payment of such additional consideration is unlikely. The acquisition, which was accounted for as a purchase, was financed with cash and borrowings under the Company's credit facility.

         Long-term debt was $85.0 million at September 28, 1996 and December 31, 1995. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         On April 21, 1995, the Company issued 2.5 million shares of common stock in the Offering. Cash proceeds received by the Company from the Offering, after underwriting discounts and commissions and before deducting other expenses totaling approximately $3.7 million, were $31.3 million. As a result of the Offering, stockholders' equity increased and long-term debt (incurred primarily to effect the Dolton acquisition) decreased by approximately $31.3 million.

HEDGING ACTIVITIES

         The Company entered into agreements with various customers to sell finished product at set prices during 1996, and hedged most of these sales commitments through offsetting raw material purchases at corresponding prices and delivery dates. Futures contracts are used to reduce the risks associated with fluctuations in aluminum prices by matching exposed inventory positions that are not subject to corresponding sales agreements. As of November 12, 1996 the Company had no open forward aluminum commodity sales contracts.

LIFO ADJUSTMENTS; INFLATION

         The largest component of the Company's cost of sales is raw material costs. These costs vary due to changes in aluminum prices, and reported results may vary due to LIFO adjustments, as previously discussed. For the third quarter and first nine months of 1996 the Company reported non-cash LIFO income of $715,000 and $1.9 million, compared to non-cash LIFO expense of $163,000 and $844,000 for the third quarter and first nine months of 1995, respectively. Except for these non-cash LIFO adjustments, the Company does not believe that inflation has had a significant impact on the results of operations over the periods presented.

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

               3.1(a)*  Amended and Restated Certificate of Incorporation

               3.1(b)   Certificate of Correction to the Amended and Restated
                        Certificate of Incorporation (Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed
                        November 13, 1995) (SEC file number 0-25834)

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

               10.3(a)* Option Agreement for the right to purchase stock of
                        Easco, Inc. between Easco, Inc. and Alumen, Inc. (CVC)

               10.3(b)* Amendment to Option Agreement dated as of April 12, 1995

               10.4* Stock Purchase Agreement dated as of December 21, 1993 among AIP, Easco, Inc. and Michael M. Hagerty



               10.5(a)* Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective October 12, 1994+

               10.5(b)      Easco, Inc. Stock Option Plan dated December 17, 1993, as
                            amended effective October 12, 1994 and December 15, 1995+
                            (incorporated by reference to the Company's Form 10-K for
                            the year ended December 31, 1995) (SEC file number 0-25834)

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

               10.15***     Employment and Separation Agreement between Easco
                            Corporation and Frank L. Rich+

               10.16***     Consulting Agreement between Easco Corporation and Frank
                            L. Rich+

               10.17***     Separation and Consulting Agreement between Easco
                            Corporation and Donald W. Folkwein+

               10.18        Employment Agreement between Easco Corporation and
                            Bruce McH. Kirchner (filed herewith)

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

               ** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 15, 1995. (SEC file number 0-25834)

               *** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 12, 1996. (SEC file number 0-25834)


              +   Executive compensation plan or arrangement.


               (b) Reports on Form 8-K

              The Company filed a Current Report on Form 8-K, dated September 24, 1996, with respect to announcing under Item 5 of such Form, lower than anticipated third quarter and full year 1996 earnings.

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                          EASCO, INC.

                          /s/ Bruce McH. Kirchner
November 12, 1996         ------------------------------
                          Bruce McH. Kirchner
                          Vice President and Chief Financial Officer
                          (Principal Accounting Officer duly authorized
                          to sign on behalf of the Registrant)