Form 10-K405
period 1996-12-31
EASCO INC /DE/
filed 1997-03-31
CIK 938145

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                     TO
                                     ---------------------  -----------------
                         COMMISSION FILE NUMBER: 0-25834

                                   EASCO, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                      94-3157362         706 South State Street, Girard, Ohio          44420
-------------------------------   -------------------- -------------------------------------------- -----------------
(State or other jurisdiction of     (I.R.S. Employer    (Address of principal executive offices)        (Zip Code)
 incorporation or organization)     Identification) No.)


        Registrant's telephone number, including area code (330) 545-4311

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 25, 1997 as reported on the Nasdaq National Market, was approximately $45,698,573.

 Number of Shares of common Stock outstanding as of March 26, 1997: - 10,409,670

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)


===============================================================================

                       Documents Incorporated by Reference

     Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

               Document Incorporated                                Part of Form 10-K
      ---------------------------------------             ----------------------------------
      Annual Report to Stockholders                        Items 5, 7, and 8 of Part II and
                                                           Item 14(a)1 of Part IV

      Proxy Statement for 1996 Annual Meeting of           Items 10, 11, 12 and 13 of
      Stockholders to be held May 9, 1997                  Part III


PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is the largest independent extruder of soft alloy aluminum products in the United States, with shipments of approximately 310.2 million pounds of aluminum extrusions in 1996, representing an approximate 9.6% market share. The Company operates 22 aluminum extrusion presses and three casting facilities at thirteen plants in five states, and its products include standard and custom profiles (shapes of specific lengths and cross-sectional design), conduit and drawn tubing. The Company also produces vinyl extrusions.

         All references to the Company refer to Easco, Inc., its wholly-owned subsidiary, Easco Corporation ("Easco") and its subsidiary, Dolton Aluminum Company, Inc. ("Dolton"). In December 1994 Easco purchased two extrusion presses and related assets in Kokomo, Indiana, and in January 1995 it purchased Dolton.

          The Company serves approximately 2,600 customers spanning five industry groups (building and construction, transportation, distribution, electrical and consumer durables), and its extrusions are used in a wide variety of products including door and window frames, truck bodies, truck trailers, recreational vehicles, automobiles, boats, home appliances, patio enclosures and furniture, office furniture and equipment, picture frames, sport and exercise equipment, health care equipment, coaxial cable and electrical conduit. The Company's vinyl extrusions are used primarily by replacement window manufacturers.

         During November 1996, the Company's executive staff was reorganized. This reorganization resulted in the turnover of several key executive positions, including President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Sales and Marketing. In addition, the positions of Vice President, Manufacturing and Vice President, Raw Materials were established. The new management team has begun a detailed review of all operations with the goal of returning the Company to profitability by focusing on product quality and the improvement of production methods.

         In addition, on January 1, 1997 Robert Cizik was named Chairman of the Board of Directors, replacing Donald W. Davis, who retired after serving as Chairman since 1993.

         Management's beliefs specified below concerning the Company's potential business opportunities including without limitation with respect to the coaxial cable business and the growth in the vinyl market, the Company's opportunities for productivity enhancement and long-term profit potential, and other statements that are not historical facts or use forward-looking terminology such as "may", "will", "plans", "expects", "anticipates", "estimates", "intends", "should" or "continue", or the negative thereof or similar terminology, are forward-looking statements that are qualified by the Company's "Cautionary Statement" set forth below which identifies factors that could cause the Company's actual performance to differ materially from that contemplated by any such forward-looking statements.

PRODUCTS

         Overview. The Company's aluminum extrusions are sold to a wide array of industries as summarized in the following table. Aluminum's valuable physical properties include its light weight, resistance to corrosion, thermal and electrical conductivity and high tensile strength.



                                                                                         PERCENTAGE OF TOTAL
                                                                                      ALUMINUM SALES BY WEIGHT
                                                                                      ------------------------

INDUSTRY              PRIMARY CUSTOMERS             PRINCIPAL END-PRODUCTS                 1996          1995
--------              -----------------             ----------------------                 ----          ----

Building and          Manufacturers, assemblers     New and replacement windows and        27%           28%
Construction          and contractors               storm doors, wall partitions,
                                                    structural beams, patio
                                                    enclosures, bleacher seats, road
                                                    signs, skylights and curtain
                                                    walls

Transportation        Manufacturers of vehicles     Components used in truck bodies,       31%           28%
                      and their suppliers           recreational vehicles,
                                                    railcars, step vans, van
                                                    conversions, automobiles, trailers
                                                    emergency vehicles and livestock

Distribution          General metal distributors    Building and construction and          19%           19%
                      and service centers           transportation products and a
                      primarily serving the         variety of general industrial
                      building and construction     applications
                      and transportation industries

Electrical and Other  Manufacturers of coaxial      Coaxial cable, electrical              15%           17%
                      cable and distributions,      conduit, heat sinks and
                      contractors and fabricators   connectors

Consumer Durables     Manufacturers and assemblers  Components for boats, sports and         8%           8%
                      of finished goods and major   exercise equipment, swimming
                      subassemblers                 pools, health care equipment,
                                                    greenhouses, lawn and patio
                                                    furniture



         The Company also produces vinyl extrusions, which are sold primarily to manufacturers and distributors of replacement windows.

         The Company does not consider its business to be dependent on sales to any single customer or small number of customers, the loss of which would have a material adverse effect on the Company's business or financial condition, with the possible exception of coaxial cable sheathing sales, which are limited to a market of only two customers, as discussed below. Including sales to this market, the Company's top ten customers accounted for approximately 33% of its 1996 pounds shipped. For additional information on the Company's customers, see "-- Managing Aluminum Price Fluctuations" and "-- Marketing and Distribution; Customer Service."

         Building and Construction. Products for the building and construction industry include new and replacement windows and storm door frames, wall partitions, railings, structural beams and other components, patio enclosures, solariums, skylights, bleacher seats, road signs, curtain walls and other products for both the commercial and residential markets. Window and door products represent one of the Company's single largest markets, comprising approximately 19% of total sales by weight in 1996. The Company's products are sold to manufacturers, assemblers and contractors in both the new construction and replacement window and door markets. The Company's commercial replacement window market is most prevalent in Northeastern cities as older commercial buildings are retrofitted with energy saving windows.

         Transportation. The transportation industry is a significant market for extruded shapes used in truck bodies, recreational vehicles, step vans (delivery vehicles) and van conversions as well as automobiles, beverage delivery trucks, emergency vehicles, livestock trailers and motor homes. Through acquisitions and capital spending, the Company has enhanced its position in the market for transportation products, which represented approximately 31% of the Company's total aluminum sales by weight in 1996. The Company is well positioned geographically to serve this market through its Dolton, Illinois, Elkhart and Kokomo, Indiana and Girard and Fostoria, Ohio plants. Since 1995, the Company has expanded its access to the market for large structural aluminum shapes (e.g., aluminum flooring and frame components) used by manufacturers of truck trailers, truck bodies and railcars.

         Distribution. The Company has historically served the distribution market primarily through sales to distributors servicing the building and construction and transportation industries and, to a lesser extent, through general metal distributors and service centers. These customers resell extrusions and other metal products to manufacturers, contractors and other industrial end users. To better meet the requirements of this market, the Company has established and stocked depots to provide more rapid customer order fulfillment on a number of inventory items.

         Electrical and Other. The Company is one of two principal manufacturers in the world of sheathing for coaxial cable. Coaxial cable is predominantly manufactured by only two companies. For over 10 years, the Company has been the principal supplier to one of these manufacturers and currently serves as a secondary supplier to the other.

          Sales in this segment depend upon new and replacement cable installations, both domestically and internationally. Because coaxial cable has an expected life of approximately 10 to 15 years before signal integrity begins to erode, the replacement market could represent a large and stable market for coaxial cable sheathing. Additionally, management believes that if cable companies proceed with their announced cable system architecture to install fiber optics (which do not utilize aluminum sheathing) from the head end (transmission source) to the feeder nodes, it will be necessary to replace the older, less efficient coaxial cable network that runs between the feeder nodes and individual homes with new coaxial cable. Management believes that the telecommunication industry will continue to undergo rapid change, both technological and legislative; however, it is not possible to predict the impact these changes will have on the market for sheathing for coaxial cable.

         The Company is one of three extruders in the United States that manufactures aluminum electrical conduit pipe. Aluminum conduit is considered to be superior to that manufactured with steel because aluminum is lighter in weight, non-sparking, non-magnetic and resistant to corrosion. Aluminum electrical conduit is frequently specified by engineers for use in applications involving pulp, paper and petro- chemicals due to its non-sparking characteristics. The Company also manufactures extrusions for heat sinks, connectors, and other electrical parts that are used by electrical equipment manufacturers and utilities.

         Consumer Durables. The Company extrudes products for manufacturers of finished goods and major sub-assemblers of consumer durable products. End use products in this segment include, among others, boats, sports and exercise equipment, swimming pools, health care equipment, appliances, greenhouses and lawn and patio furniture. In 1996, sales by weight to the consumer durables market accounted for approximately 8% of the Company's total aluminum sales.

         Vinyl Products. The Company's vinyl extrusions are sold primarily to manufacturers of replacement windows used in the building and construction industry. In 1996, vinyl extrusion shipments totaled 9.7 million pounds, representing 3.0 % of the Company's total shipments by weight. During 1995, the Company relocated and consolidated its vinyl extrusion operations into a new leased facility located in

Austintown, Ohio and expanded its production capacity by approximately 50% by adding four advanced, high-capacity extrusion lines to the 14 previous lines. The Company's new management intends to continue the commitment to increase Easco's participation in this growing market segment.

MANUFACTURING

         The Company's manufacturing operations consist principally of casting, extruding, fabricating and finishing aluminum. First, cylindrical aluminum logs of between 16 and 20 feet in length and of varying diameters are cast from a mixture of pure aluminum ingot and scrap aluminum. The logs are homogenized in large ovens and cut into the optimal aluminum billet lengths (usually between 24 and 36 inches) for the products to be extruded. The aluminum billet is the raw material used to manufacture aluminum extrusions. The process begins by heating the billet and forcing it under high pressure in an extrusion press through a die that forms the desired cross-sectional pattern or profile. Next, the extrusions are either straightened by stretching, after which they are cut to required lengths and, in most cases, age-hardened in ovens, or coiled onto reels (as in the case of coaxial cable sheathing). These "mill finish" extrusions are then either packed and shipped directly to customers or receive further finishing and/or fabrication as specified by the customer.

Raw Materials

         The Company's major raw material for aluminum extrusions is aluminum billet. Billet is cast in a number of standard alloys dictated by the physical properties required of the finished product. The Company has historically produced approximately 85% of its billet requirements in its own casting facilities utilizing primary aluminum ingot, purchased scrap aluminum and scrap recycled from the Company's extrusion plants. The remainder of the Company's billet requirements are purchased in the open market. Ingot, purchased scrap and internally generated scrap each comprise approximately one-third of the total aluminum used in the Company's casting facilities, although the Dolton facility uses a higher level of scrap content due primarily to the different alloy specifications of its products.

         The Company buys primary aluminum ingot from metal brokers as well as primary aluminum producers. As a global commodity, aluminum ingot is widely available, and no single supplier or group of suppliers has been able to dictate pricing. The Company typically purchases aluminum for casting as necessary to meet its requirements, and generally engages in forward aluminum purchases to meet the requirements of fixed price sales contracts. See "-- Managing Aluminum Price Fluctuations."

         Approximately one-half of the Company's scrap aluminum requirements are purchased from scrap brokers, dealers, other extruders and customers, with the balance of such requirements supplied by internally generated scrap. Aluminum scrap sells at a discount to primary aluminum, with the amount of the differential dependent upon aluminum price levels, grade of the scrap and scrap market conditions. Historical differentials have been advantageous for companies with casting capabilities. These differentials, measured as a percentage of primary aluminum prices, have generally been fairly consistent over time.

 Casting Operations

         Billet casting operations typically fall into one of two categories: primary and secondary. Primary billet refers to billet produced as part of the original process of smelting aluminum from alumina and is dominated by the large integrated aluminum producers, including Alcan Aluminum Ltd., Alumax, Inc., Aluminum Company of America (Alcoa), Kaiser Aluminum Corporation, Noranda Aluminum Inc., Pechiney Corp. and Reynolds Metals Company. Secondary billet, which refers to billet cast from recycled and remelted aluminum, is produced by a number of casting operations, including the Company's casting operations, other extruders with casting capabilities and independent casting companies.

         The first step in the Company's casting process is to melt aluminum ingot and scrap in a large natural gas fired furnace. The liquid aluminum is either alloyed directly in the melting furnace or transferred to a holding furnace where the proper alloying materials are added. The aluminum is then cast into logs of varying diameters, with lengths of 16 to 20 feet. These logs are subsequently heated in ovens.

This heating process, called homogenization, allows the cast aluminum to achieve an evenly distributed chemical composition which is optimal for extruding and ensures consistency. After homogenization, the logs are cut into shorter lengths called billet, bundled and shipped or transferred to the Company's extrusion plants.

 Aluminum Extrusion

         In the aluminum extrusion process, a billet is first heated, placed into an extrusion press, and forced, or extruded, through a die that creates the desired profile or cross-sectional design. Extrusions are then either straightened by stretching and cut to the required lengths (in the case of lineal extrusions) or coiled onto reels (in the case of coaxial cable sheathing). Most extrusions are hardened by aging in large ovens for four to ten hours. Drawn tubing requires additional processing in which an extruded pipe is pulled through a die to create thin-walled aluminum tubing.

         During the extrusion process, scrap is generated at several stages and is collected and shipped to the Company's casting facilities for recasting into billet. The Company's new management intends to focus on programs intended to reduce internally generated scrap levels with a goal of scrap levels below those previously achieved by the Company.

 Fabrication and Finishing

         The Company provides its customers with a variety of value-added services, such as painting, anodizing, thermal filling, threading, bending, cutting to length and drilling. Value-added services enhance the Company's ability to produce factory-finished extrusions that are ready for the customer's manufacturing or assembly processes. Management believes that the Company is an industry leader in painted extrusions, with approximately 90 million pounds shipped in 1996. Approximately 39% of all products sold by the Company in 1996 included some degree of value-added processing.

 Utilization and Capacity

         The Company's objective is to operate at maximum facility utilization, defined as full machine usage three shifts per day, seven days per week, 50 weeks per year. Achievement of this objective would allow the Company to produce approximately 450 million pounds of aluminum extrusions annually, compared to approximately 310 million pounds of aluminum extrusions shipped by the Company in 1996. While several plants already operate at full capacity during periods of high demand, the Company's sales and marketing efforts are focused on achieving greater sales and profitability in the first and fourth quarters, when capacity utilization has generally been lower.

         Management believes the Company operates at a higher level of utilization than the industry average based on the Company's production of approximately 9.6% of all soft alloy extrusions shipped in 1996 with approximately 4.8% of the industry's active presses. Management believes the Company has a cost advantage over many smaller competitors, since a high level of facility utilization is important in order to utilize operating leverage by spreading fixed costs over the greatest possible production levels.

         The Company believes that its existing casting facilities, coupled with purchases of extrusion billet and log on the open market, will be adequate to supply the billet requirements of the Company's extrusion plants operating at full utilization rates. Because efficient in-house casting provides cost advantages, the Company's new management team intends to focus on improving the Company's casting capability, commencing with the Dolton plant in 1997.

Vinyl Extrusion

         In the vinyl extrusion process, PVC compound is fed into a vinyl extruder where it is heated, melted and forced through a die to shape the material. Downstream vacuum sizing and cooling equipment form it to precise dimensions. The continuous vinyl extrusion is then pulled, cut to predetermined lengths and packaged for shipment to the customer.

MANAGING ALUMINUM PRICE FLUCTUATIONS

         In 1990, the Company began offering its Customer Conversion Program, allowing its larger customers to provide the Company with the aluminum ingot needed to produce their extrusion requirements. The Company, in turn, casts the customer-supplied ingot along with its own purchased ingot and scrap aluminum into billet and subsequently manufactures the customer's extrusions to order. The Company performs the casting and extrusion for an agreed upon tolling fee, shipping extruded products to Conversion Program customers in the amount ordered, which generally corresponds to the weight of the aluminum provided by the customer. The Customer Conversion Program offers the Company's customers the flexibility, at their choosing, to lock in aluminum costs by making forward purchases of aluminum ingot. This program effectively eliminates the Company's risk of aluminum price volatility with respect to these larger customers. While some of the Company's competitors have implemented similar programs, management believes the Customer Conversion Program provides the Company with a competitive advantage over the independent extruders that do not have casting operations. Management believes this program increases sales volume and loyalty from certain customers, particularly those that enter into longer term aluminum supply contracts, and consequently will enter into a relationship with the Company for at least the duration of their aluminum supply contract. Furthermore, the program reduces the working capital requirements of the Company by reducing both accounts receivable and inventories. In 1996, shipments under the Customer Conversion Program accounted for 36.6% of the Company's total pounds shipped, compared to 10.1% in 1990, the first full year of the program.

         In addition to the Customer Conversion Program, the Company offers three pricing alternatives that allow its customers to control the impact of aluminum price fluctuations and minimize the Company's aluminum price fluctuation risk. These three alternatives are (i) a formula, adjusted monthly or quarterly, which sets the Company's selling price at the market price of aluminum plus a spread; (ii) an arrangement whereby the Company concurrently enters into an agreement to sell certain quantities of finished product to the customer and an agreement to buy or set aside the same amount of raw aluminum at pre-determined prices on set dates; and (iii) market-based pricing, where the Company's selling prices are quoted at a spread to the spot price of aluminum. The Company also regularly monitors its inventory levels, purchase commitments and sales commitments and, from time to time, adjusts its inventory levels and enters into forward aluminum commodity sales and/or purchase contracts to keep its inventory levels and production requirements in balance.

CAPITAL EXPENDITURES

         Beginning in 1992, the Company began implementing a capital expenditure program focused on cost reduction and efficiency improvement projects, particularly relating to improving material handling equipment and reducing scrap rates. Under the Company's capital structure prior to 1992, numerous attractive cost reduction projects could not be undertaken because capital expenditures were generally limited to maintenance-level requirements. During 1990 and 1991, the Company's total capital expenditures averaged $2.0 million annually. From 1993 through 1996, the Company's capital expenditures have averaged approximately $9.2 million annually.

         Several key capacity expansion and productivity improvement projects have been completed since 1992, including: new and refurbished extrusion presses; new extrusion press handling systems; one new and one upgraded paint line; a new vinyl manufacturing facility and new high capacity vinyl extruders.

MARKETING AND DISTRIBUTION; CUSTOMER SERVICE

         The Company markets its products through a separate sales force based at each facility, selling to approximately 2,600 customers in 1996 in a variety of industries and markets located throughout the U.S., though the Company's primary focus is in the Eastern, Southeastern and Midwestern United States. Each sales force is responsible for promoting the Company's products, identifying marketing opportunities, servicing customers, and pricing and selling the Company's products. By focusing its sales efforts at the plant level, the Company enables each general manager and sales staff to establish ongoing relationships with the customers in their area and to tie their sales effort to regional requirements and plant capabilities. Management believes this decentralized philosophy provides a higher overall level of customer service and results in a greater degree of customer loyalty. The Company employs a total of 23 direct salespersons, and utilizes many outside sales agents. Compensation of the direct sales force is comprised of salary and performance-based bonuses.

         Management believes the most important elements of customer service in the extrusion industry are responsiveness to customer orders, predictable lead times, short delivery cycles and on-time delivery. The Company seeks to provide its customers with predictable lead times and short product delivery cycles so that its customers can optimize their inventory management. The Company reserves press time for key customers to accommodate their production schedules, and is generally able to fulfill critical orders from key customers within 48 hours of receipt by taking advantage of its strategically located plants and its own fleet of trucks. While the Company's percentage of on-time deliveries has improved since the institution of better scheduling procedures in 1993, the new management team believes further improvements are required.

         Pricing in the aluminum extrusion industry is typically based upon spreads over aluminum prices, with the amount of the spreads determined primarily by the type of extrusion. For example, spreads are generally higher for certain products that are relatively more difficult or time consuming to extrude, such as hollow shapes or thin-wall items.

         The Company distributes approximately 40% of its products through its own fleet of 20 tractors and 256 trailers. All of the Company's tractors and 102 of its trailers are leased. Management believes that maintaining a fleet of tractor-trailers enhances the level of service to its customers by enabling the Company to deliver its products in a more timely manner with less damage. Beginning in 1992, the Company rationalized its distribution strategy by using contract carriers and common carriers for certain long hauls, partial loads and trips where no back haul is available, thereby reducing the number of leased tractors and trailers necessary, and reducing operating costs without materially affecting delivery capabilities.

         Because most of the Company's products are manufactured to customer specifications pursuant to purchase orders and on-time delivery is important, the dollar amount of backlog orders is not significant.

COMPETITION

         The soft alloy aluminum extrusion industry is fragmented and highly competitive. Management estimates that, in the United States, over 100 independent and integrated aluminum extruders operate more than 170 aluminum extrusion plants and more than 450 extrusion presses. Management believes a majority of these competitors operate only one or two presses and estimates that nearly one half of the industry's output is produced by large, vertically integrated producers of primary aluminum such as Alumax, Kaiser and Reynolds. Management believes that while capacity within the aluminum extrusion industry has increased during the past two years, it is at a level lower than the late 1980's. The industry has undergone consolidation in recent years, the largest transaction being the acquisition of Cressona Aluminum by Alumax.

         Competition is generally conducted on a regional basis due in part to the large number of extruders and transportation costs. The marketplace requires each competitor to supply a quality product at a competitive price. Suppliers differentiate themselves based upon shorter lead times, timely deliveries, the availability of value-added finishing and fabricating services and overall customer service.

         The U.S. extrusion industry has not faced significant foreign competition since the high level of service required to compete effectively in the U.S. market would generally be difficult to maintain with foreign production facilities, where the delay between the receipt of orders and delivery of finished products, coupled with incremental shipping costs, places foreign manufacturers at a competitive disadvantage. Management believes that these factors would require an importer of foreign aluminum extrusions to maintain a comparatively high level of finished goods inventories in the U.S. to meet routine customer demands. These required inventories would increase an importer's relative working capital requirements and its exposure to swings in aluminum prices and product changes. Management is not aware of any significant foreign extruders that have pursued this strategy.

EMPLOYEES

         As of December 31, 1996, the Company employed 1,983 people, 1,375 of whom were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Operating Engineers and the United Steelworkers of America represent most of the organized employees. Since 1980, the Company has operated without a work stoppage, and Dolton has experienced only one single-day work stoppage in 1991; however, there can be no assurance that work stoppages will not occur in the future. In 1996 and early 1997, three union contracts were successfully renewed. In 1997, one additional contract is scheduled for renewal.

ENVIRONMENTAL MATTERS

         The Company is subject to a wide variety of federal, state and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. These Environmental Laws regulate, among other things, air and water emissions and discharges at the Company's manufacturing facilities; the generation, storage, treatment, transportation and disposal of solid and hazardous waste by the Company; the release of hazardous substances, pollutants and contaminants into the environment at properties operated by the Company and at other sites; and, in some circumstances, the environmental condition of property prior to a transfer or sale. Risks of significant environmental costs and liabilities are inherent in the operations and facilities of the Company, as well as other participants in the aluminum extrusion industry. The Company believes, however, that its current operations are in substantial compliance with Environmental Laws.

         The Company believes that approximately 16 of the disposal facilities known to have been used by the Company are "Superfund" sites or potentially will be considered for Superfund status. The Company has been named as a "potentially responsible party" with respect to the disposal of wastes at six of these waste disposal sites under the federal "Superfund" statute and certain analogous state statutes. Based upon information known to the Company concerning the size of these sites, their years of operation, the number of past users and the characteristics of the Company's waste generation, management believes that the Company's proportionate share of the cost of the necessary investigation and eventual remedial work that may need to be performed at the sites will not have a material adverse effect on the Company's financial condition or results of operations. During 1996, the Company paid $320,000 to settle its share of the liability at the Macon/Dockery site in North Carolina, which management felt presented the greatest possible risk to the Company at this time.

         A number of the Company's present and past facilities have been in operation for many years, and it is possible that additional environmental issues that could be material may arise in the future. Also, future regulations and changes in the text or interpretation of existing Environmental Laws may subject the Company's operations to increasingly stringent standards. While the precise effect of these changes on the Company cannot be estimated, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

         While the ultimate extent of the Company's liability for compliance, remedial costs, claims and litigation relating to Environmental Laws and health and safety matters and the future capital expenditures associated with Environmental Laws cannot be determined at this time, with the assistance of outside environmental consultants, the cost of the Company's known potential environmental liabilities (primarily attributable to potential clean up and investigation costs at current facilities, former facilities and off-site disposal facilities) is estimated to range from $1.8 million to $31.3 million. Based on its best estimate of the reasonably expected cost of such liabilities, the Company has reserves of $9.3 million as of December 31, 1996. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

PATENTS

         The Company owns certain patents and licenses some patent rights from third parties. The Company does not believe, however, that its business as a whole, or the business of its industry, is dependent on any single patent, group of patents, trademark or franchise.

EXECUTIVE OFFICERS

     NAME                        AGE      POSITION
     ----                        ---      --------
     Joseph M. Byers             52       Vice President, Sales and Marketing
     James R. McKeithan          52       Vice President, Manufacturing
     Lawrence J. Sax             64       Vice President, Raw Materials
     Terry D. Smith              42       Executive Vice President and Chief Financial Officer
     Norman E. Wells, Jr.        48       President and Chief Executive Officer

         Mr. Byers joined the Company as Vice President, Sales and Marketing in November 1996. For more than five years previously, he was Vice President, Sales and Marketing for Barmet Aluminum Corporation, a producer of continuous cast aluminum sheet.

         Mr. McKeithan joined the Company as Vice President, Manufacturing in November 1996. Previously he was Vice President, Production for Barmet Aluminum Corporation from 1992 to 1996. Prior thereto he held a similar position with Ravenswood Aluminum Company, a producer of aluminum sheet and plate.

         Mr. Sax joined the Company as Vice President, Raw Materials in December 1996. From 1992 to 1996 he served as Vice President, Materials Management for Barmet Aluminum Corporation. From 1988 to 1992 he served as Vice President, Recycling for WTE Corporation, a materials recycler.

         Mr. Smith joined the Company as Executive Vice President and Chief Financial Officer in November 1996. Previously he was Vice President, Chief Financial Officer and Treasurer for CasTech Aluminum Group Inc., a producer of continuous cast aluminum sheet, from 1987 to 1996.

         Mr. Wells joined the Company as President and Chief Executive Officer in November 1996. From March 1993 to November 1996 he was President and Chief Executive Officer for CasTech Aluminum Group Inc. From 1989 to 1993 he held various executive positions with CasTech. Prior to his CasTech experience, he spent 14 years with Kaiser Aluminum.

                              CAUTIONARY STATEMENT

         Holders of the Company's securities and prospective investors should consider the following factors with the other information contained in this Annual Report on Form 10-K, in connection with an investment in the Company's securities. Information contained or incorporated by reference in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are not historical facts or use forward-looking terminology such as "may," "will," "plans," "expects," "anticipates," "estimates," "intends," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated by any such forward-looking statements.

CUSTOMERS IN CYCLICAL INDUSTRIES; LIMITED BACKLOGS

         Demand for most of the Company's products is cyclical in nature and subject to changes in general economic conditions that affect market demand. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation sales are also cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries, while sales of coaxial cable sheathing are dependent upon the replacement and/or expanded installation of coaxial cable for cable television. Many of the industries served by the Company have experienced recessionary or slow growth conditions for substantial periods in the past, and adverse economic conditions may have a material adverse effect on the Company's business or financial condition. Historically, lower demand has led to lower margins, lower production levels or both. The Company's capacity utilization is also materially affected by demand levels, and capacity utilization is an important factor in the Company's operating performance. The Company and the extrusion industry generally operate with limited order backlogs, so that adverse changes in demand can rapidly impact production levels and operating performance. Adverse economic conditions affecting the overall economy or one or more of the Company's end-use markets therefore may have a material adverse effect on the Company's business and financial condition.

SUBSTANTIAL LEVERAGE

         The Company is highly leveraged with a debt to total capitalization ratio of 57.4% at December 31, 1996. The Company is also permitted to incur additional indebtedness if, at the time, it is able to comply with restrictions under the indenture governing its 10% Senior Notes due 2001 (the "Senior Note Indenture") and the Company's revolving credit agreement (the "Credit Agreement"). The Company is more highly leveraged than certain of its competitors, which may place the Company at a competitive disadvantage. The Company's degree of leverage may make it more vulnerable to a downturn in general economic conditions, particularly in the building and construction and transportation industries, and limit its ability to respond to changing business and economic conditions. In addition, the Company expects that it will likely require additional financing to refinance its Senior Notes at maturity in 2001. There can be no assurance that such additional financing will be available at that time, or available on reasonable terms.

ALUMINUM MARKET CONDITIONS

         The Company's primary raw materials are aluminum ingot and scrap aluminum. The Company is therefore subject to the short-term commodity risk of carrying aluminum in its inventory. In addition, because changes in aluminum prices are generally passed through to the Company's customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company's business and financial condition. If the Company is unable to pass through aluminum price changes to its customers in the future, the Company could be materially adversely affected. Aluminum price levels may also impact the level of inventories the Company's customers seek to maintain, and may thereby impact the Company's order rates as customers adjust their inventories.

VARIABLE COSTS

         In a competitive industry that has experienced limited market growth in recent periods, the Company's operating performance depends to a material extent on its ability to control variable costs. Certain of the Company's costs are significantly affected by factors beyond the Company's control. For example, the Company's casting operations use significant quantities of natural gas, increases in the price of which adversely impacted the Company's operating performance in 1996 and could adversely affect operating performance in future periods. Similarly, the Company's labor costs are affected by regional and national labor market conditions, which could adversely affect labor costs in the event of labor shortages or prevailing wage increases in one or more locations. In addition, the Company attempts to control variable costs in part through capital expenditures that are intended to increase manufacturing efficiency. There can be no assurance that the Company's capital expenditure program will successfully reduce or limit operating costs, or that the Company's other variable costs will not experience material increases.

COMPETITION AND MODERATE BARRIERS TO ENTRY

         The aluminum extrusion industry is fragmented and highly competitive. The Company faces competition from other independent aluminum extruders as well as certain vertically integrated aluminum companies (i.e., those with primary aluminum ingot production capacity) that participate in the extrusion market. Some of the Company's competitors, particularly those that are vertically integrated, have greater financial resources than the Company, and certain competitors have merged in recent years (including Alumax Aluminum and Cressona Aluminum in 1995). The impact of competition can be particularly acute in market segments where there are a limited number of customers (e.g., cable sheathing). The aluminum extrusion industry has not experienced significant growth in recent years, and market share expansion may require price competition that can adversely affect profitability. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business or financial condition.

         Other building materials (such as vinyl) may be substituted for aluminum in certain applications (particularly replacement window frames) and competition from manufacturers of these materials could adversely affect the Company's business to the extent the Company does not participate in any growth in use of these alternative materials.

         Management believes that the extrusion industry offers only moderate barriers to entry, and extrusion presses and other capital equipment are readily available on the open market. Although management is aware of no significant recent entrants, there can be no assurance that new entrants will not increase competition in the aluminum extrusion industry, which could adversely affect the Company.

ENVIRONMENTAL RISKS

         See "Environmental Matters" in this Annual Report on Form 10-K.

ACQUIRED ASSETS

         The Company may acquire companies or assets that would enable the Company to offer complementary products or expand geographic coverage, and that management considers likely to enhance the Company's operations and profitability. There can be no assurance that any business or assets acquired by the Company will be integrated successfully into the Company's operations or be able to operate profitably. For example, the Company's acquisitions of Dolton Aluminum Company and certain extrusion assets in Kokomo, Indiana have not been profitable, resulting in a special pre-tax charge of approximately $23.3 million to write down the carrying value of certain related assets in the year ended December 31, 1996.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company's business is subject to seasonal and quarterly fluctuations. Historically, demand for extrusions and therefore capacity utilization has generally been highest in the summer months, resulting in a higher portion of the Company's net sales and profits in the second and third quarters relative to the first and fourth quarters of each year. LIFO adjustments may materially affect results from quarter to quarter, depending on changes in aluminum price levels, without regard to the level of the Company's underlying business activity. The Company's quarterly earnings may also be affected by the timing of acquisitions (if any) or the integration or commencement of new press operations which may affect the availability and extent of utilization of additional press capacity.

MANAGEMENT REALIGNMENT; DEPENDENCE ON KEY MANAGEMENT

         In November 1996, the Company appointed a new group of senior executive officers, including its President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, its Vice President-Sales and Marketing, its Vice President-Operations and Vice President-Raw Materials. In connection with this management realignment, the Company incurred special pre-tax charges of approximately $3.5 million in the year ended December 31, 1996. The success of the Company depends to a large extent on this new management team, including the Company's President and Chief Executive Officer, Norman E. Wells, Jr. There can also be no assurance that the Company's new senior executive officers will have any favorable impact on the Company's business or financial condition. The Company does not maintain key-man life insurance on any of its executive officers.

LIMITATION ON DIVIDENDS

         The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. Presently, the Senior Note Indenture and the Credit Agreement contain certain covenants which limit Easco's ability to pay dividends to Easco, Inc. and therefore limit Easco, Inc.'s ability to pay dividends. The Company intends to retain earnings to retire indebtedness and support the growth of the Company's business. Although the Company presently intends to continue its practice of paying a regular quarterly dividend of $.01 per share, there can be no assurance that the Board of Directors of the Company will declare or pay dividends on the Common Stock in the future.

CONTROL BY PRINCIPAL STOCKHOLDER

         American Industrial Partners Capital Fund, L.P. ("AIP") beneficially owns 40.7% of Easco, Inc.'s outstanding Common Stock. Accordingly, AIP will have substantial voting power in the election of the Board of Directors of Easco, Inc. and, in general, the determination of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and in preventing or causing a change in control of the Company. American Industrial Partners Management Company ("AIPM") will continue to provide advisory services to the Company on an ongoing basis pursuant to a Services Agreement.

ANTI-TAKEOVER PROVISIONS

         Certain provisions of the Amended and Restated Certificate of Incorporation (the "Certificate") of Easco, Inc. may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in its best interest. These provisions (i) classify Easco, Inc.'s Board of Directors into three classes, each of which will serve for different three-year periods, (ii) authorize the issuance of up to 1,000,000 shares of preferred stock of Easco, Inc., the rights, preferences, privileges, qualifications, limitations and restrictions of which the Board of Directors is authorized to fix without any further vote or action by the stockholders, (iii) generally prohibit stockholder action by written consent and stockholder-called special meetings unless approved by the Board of Directors,
(iv) prohibit removal of Easco, Inc.'s directors except upon the vote of a majority of the Board of Easco, Inc. or upon a vote of the holders of 80% of the Common Stock and (v) require a vote of the holders of 80% of the Common Stock to amend the classified board and director removal provisions. Easco, Inc. is also subject to Section 203 of the Delaware General Corporation Law, which prohibits certain business combinations between Easco, Inc. and certain stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

         No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or availability of such shares for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock. Easco, Inc. has approximately 10.4 million shares of Common Stock outstanding (net or treasury shares), excluding approximately 1.2 million issuable upon the exercise of stock options held by Citicorp Venture Capital, Ltd. and management, and stock options eligible for future grants. Such shares are generally freely tradeable subject to the volume and other limitations of Rule 144 under the Securities Act of 1933. Pursuant to a registration rights agreement, certain existing stockholders have "piggy-back" registration rights with respect to their shares in any future registration of Common Stock by Easco, Inc.

ITEM 2.  PROPERTIES

         The Company operates three casting facilities, nine extrusion facilities, one drawn tube facility, one fabrication facility, one vinyl extrusion facility, a total of 22 aluminum extrusion presses and four paint lines. The Company's facilities, which are located in five states, are listed below:

                                                                                              NO. OF ACTIVE
                                                                                                ALUMINUM
                                                                                                EXTRUSION
LOCATION                          OPERATIONS                               BLDG. SQ. FT.         PRESSES
--------                          ----------                               -------------         -------
Connecticut:
   Berlin                         Extrusion/Paint                               100,000             2
Illinois:
   Dolton                         Extrusion/Casting                             348,000             3
Indiana:
   Elkhart                        Extrusion                                      80,000             2
   Kokomo1/                       Extrusion                                     234,000             2
         -
North Carolina:
   Ahoskie                        Casting                                        33,000            --
   Burlington                     Extrusion                                     180,000             4
   Winton                         Extrusion/Fabrication                         370,000             3
                                  Drawn Tube/Paint
Ohio:
   Austintown1/                   18 vinyl extruders                            163,000            --
             -
   Fostoria                       Extrusion                                      33,000             1
   Girard                         Extrusion/Paint                               343,000             3
   Niles                          Extrusion                                      31,000             2
   Niles                          Casting                                        78,000            --
                                                                           ------------            --
Totals                                                                        1,993,000            22
                                                                           ============            ==
---------------------


1/  The Kokomo and Austintown facilities are leased.  All other facilities are owned.

         None of the Company's owned facilities are mortgaged.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's business or financial condition. Certain other lawsuits involving the Company relate to environmental matters. See "Business --Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996 through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The information regarding market price and dividends on the Company's Common Stock and related stockholder matters as required by this Item is incorporated by reference to page 24 of the Company's 1996 Annual Report to Stockholders. In connection with the Company's hiring of the five members of its new executive management team beginning in November, 1996, the Company agreed to sell an aggregate of 220,000 shares of Common Stock to its new executive officers without registration under the Securities Act. These sales were subject to, and consummated upon, entry into definitive employment agreements between the Company and these new executive officers. On December 20, 1996, the Company sold an aggregate of 137,500 shares of Common Stock to the following executive officers for an aggregate amount of $1,375, or $.01 per share, in reliance upon the exemption set forth in Section 4 (2) of the Securities Act: Norman E. Wells, Jr. (100,000 shares), Terry D. Smith (12,500 shares), Joseph M. Byers (12,500 shares) and James R. McKeithan (12,500 shares). On December 20, 1996, the Company issued 70,000 shares of Common Stock to Mr. Wells (which Mr. Wells had elected, upon commencement of employment on November 26, 1996, to receive in lieu of cash as part of his signing bonus) for an aggregate amount of $420,000, or $6.00 per share, in reliance upon the exemption set forth in Section 4 (2) of the Securities Act. On December 30, 1996, the Company sold 12,500 shares of Common Stock to Lawrence J. Sax for an aggregate amount of $125, or $.01 per share, without registration under the Securities Act in reliance upon the exemption set forth in Section 4 (2) of the Securities Act.

ITEM 6.  THE SELECTED FINANCIAL AND OPERATING DATA

                                                       Easco, Inc. (1)                          Predecessor(1)
                              ----------------------------------------------------------------- --------------
                                                                                      For the       For the
                                                                      Pro Forma       Period        Period
                                                                         Year         May 16,     January 1,
                                    Year Ended December 31,             Ended         1992 to       1992 to
                               ---------------------------------     December 31,    December 31,   May 15,
                               1996     1995     1994      1993        1992 (2)      1992 (2)        1992
                               ----     ----     ----      ----        --------      --------        ----
                                        (Amounts in millions, except per share and per pound data)
Statement of Operations
Data:
  Net sales...............    $333.0   $339.7   $267.6    $211.7        $206.9         $127.4       $79.5
  Gross profit............      50.0     61.9     55.0      45.9          39.1           22.7        16.4
  Reorganization charges (3)     3.5       --      1.2       0.8            --             --         2.7
  Impairment of assets....      23.3       --       --        --            --             --          --
  Income (loss) before
    extraordinary loss (4)     (22.3)    11.7      7.9       6.0           3.0            2.5        (3.0)
  Net income (loss).......     (22.3)    11.7      4.9       6.0           3.0            2.5        (3.0)

Earnings (loss) per common
share:
  Income before
extraordinary
    loss..................    $(2.17)   $1.22    $0.96     $0.62         $0.31             --          --
  Extraordinary loss......        --       --     0.37        --            --             --          --
                              ------   ------   ------   -------        ------
  Net income (loss).......    $(2.17)   $1.22    $0.59     $0.62         $0.31             --          --
Weighted average number of
  common shares outstanding     10.3      9.5      8.3       9.7           9.7             --          --

Balance Sheet Data:
  Total assets............     230.5   $258.5   $203.2    $184.4        $182.7             --          --
  Total debt..............      85.0     85.0     85.0      57.8          65.0             --          --
  Stockholders' equity....      63.0     85.1     42.3      57.5          51.8             --          --
  Cash dividends per common
     share................     $0.04    $0.02       --        --            --             --          --



Other Data:
  Adjusted EBITDA (5).....     $19.3    $37.6    $29.8     $23.6         $17.7           $8.3        $9.4
  Capital expenditures (net)     6.5     13.7     10.1       6.4           4.2            0.7         3.5
  Depreciation of fixed          7.6      6.2      4.5       3.9           3.8            1.5         2.3
assets....................
  Pounds shipped..........     319.9    303.3    268.1     223.6         198.1          122.7        75.4
  Average market price of
    aluminum per pound (6)    $0.720   $0.864   $0.720    $0.538        $0.580             --          --


(1) Easco, Inc. was formed on February 19, 1992 and, on May 16, 1992, Easco, Inc. acquired the stock of Easco Corporation ("Easco") (the "1992 Transaction"). References to the "Predecessor" are to Easco prior to the 1992 Transaction. Prior to the 1992 Transaction, Easco, Inc. had no substantive operations.


(2) The 1992 Transaction was accounted for as a purchase transaction, with the purchase price being allocated to assets and liabilities based on the estimated fair value thereof as of the date of the 1992 Transaction. The pro forma financial data for 1992 give effect to the 1992 Transaction as if it occurred as of January 1, 1992 and reflect (a) a reduction of goodwill amortization by $0.9 (due to a write-off of goodwill in the purchase) and interest expense by $3.1 (due to a reduction of indebtedness) in connection with the change in the capital structure of the Company, (b) an elimination of the unusual item of $2.7 attributable to the repurchase of predecessor stock options in the 1992 Transaction, (c) an increase in management fees of $0.3 and (d) related income tax effects of $2.9. The pro forma financial data presented are not necessarily indicative of the results the Company would have attained had such events occurred as of January 1, 1992.


(3) Reorganization charges include the repurchase in 1992 of Predecessor stock options, the resignation and replacement of the Company's former President in 1993, and a plant closure and a disposal of an extrusion press in 1994, and a 1996 management reorganization.


(4) Extraordinary loss on early extinguishment of debt of $3.1 million, net of federal income tax benefits of $2.0 in 1994. This loss relates to the write-off of unamortized debt issuance costs associated with Easco's previous credit agreement which was paid in full during the first quarter of 1994.


(5) Management uses Adjusted EBITDA as an important measure of the Company's performance and its ability to service debt. Adjusted EBITDA represents operating profit plus non-cash charges and unusual items as follows:


                                                               Year Ended December 31,
                                              -----------------------------------------------------------
                                                                                               Combined
                                                 1996        1995         1994          1993     1992
                                                 ----        ----         ----          ----     ----
               Operating profit (loss)......    $(17.5)      $29.4       $22.6        $17.4     $  8.8
               Depreciation and amortization      10.0         8.3         6.0          5.4        6.2
               Reorganization charges (3)...       3.5        --           1.2          0.8        2.7
               Impairment of long-lived assets.   23.3        --          --           --         --
                                                 -----       -----       -----        -----      -----
               Adjusted EBITDA..............     $19.3       $37.7       $29.8        $23.6      $17.7
                                                 -----       -----       -----        -----      -----

        The 1992 results reflect Easco, Inc.'s results of operations for the period February 19, 1992 (date of inception) to December 31, 1992 and the results of operations for the Predecessor for the period of January 1, 1992 to May 15, 1992 (Easco, Inc. having had no substantive activity prior to its acquisition of Easco on May 16, 1992).

================================================================================

      Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

     (6) Average of monthly average transaction prices for aluminum ingot, as published by Metals Week.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 7 through 11 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages 5 and 6 and pages 12 through 22 of the Company's 1996 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's 1996 Proxy Statement under the caption "Proposal I -- Election of Directors."

         The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section in Part I, Item I under the caption "Executive Officers."

         The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's 1996 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 1996 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement under the caption "Ownership of the Company's Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement under the captions "Certain Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements:

        (a)  The following documents are filed as a part of this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations and Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

         None Required

3.  Exhibits:

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

           3.1(b)***    Certificate of Correction dated June 2, 1995

           3.2*         By-Laws of Easco, Inc.

           4.1*         Form of Common Stock Certificate

           4.2* Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

           4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)

           4.3(b)*      First Amendment to Credit Agreement dated January 31,
                        1995

           4.3(c) Second Amendment to Credit Agreement dated February 18, 1997 (filed herewith)

           4.4* Information and Registration Rights Agreement dated as of May 15, 1992

           10.1** Amended and Restated Services Agreement for general management, financial and other services between Easco and American Industrial Partners Management Company, Inc.

           10.3(a)* Option Agreement for the right to purchase stock of Easco, Inc. between Easco, Inc. and Citicorp Venture Capital

           10.3(b)*     Amendment to Option Agreement dated as of April 12, 1995


           10.5(a) Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective November 24, 1996+ (filed herewith)

           10.5(b)(i)   Form of Stock Option Agreement between Easco, Inc. and
                        each of Norman E. Wells, Jr., Terry D. Smith, Joseph M.
                        Byers, Lawrence J. Sax and James R. McKeithan+
                        ($3.00 exercise price) (filed herewith)

                 (ii) Form of Stock Option Agreement relating to Options between Easco, Inc. and each of Norman E. Wells, Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+ ($6.00 exercise price) (filed herewith)

                (iii) Form of Stock Option Agreement relating to Options between Easco, Inc. and each of Terry D. Smith, Joseph
                        M. Byers, James R. McKeithan and Lawrence J. Sax+ ($5.75 exercise price except for Lawrence J. Sax - $7.25 exercise price) (filed herewith)

           10.5(c) Employment Agreement between Easco Corporation and Norman E. Wells, Jr. dated as of December 20, 1996+ (filed herewith)

           10.5(d)      Employment Agreement between Easco Corporation and Terry
                        D. Smith dated as of December 20, 1996+ (filed herewith)

           10.5(e) Employment Agreement between Easco Corporation and Joseph M. Byers dated as of December 20, 1996+ (filed herewith)

           10.5(f)      Employment Agreement between Easco Corporation and James
                        R. McKeithan dated as of December 20, 1996+ (filed herewith)

           10.5(g) Employment Agreement between Easco Corporation and Lawrence J. Sax dated as of December 30, 1996+ (filed herewith)

           10.8*        Easco Corporation Supplemental Executive Welfare Benefit
                        Plan+

           10.9 Easco Corporation Supplemental Executive Retirement Plan as amended effective 1996+ (filed herewith)

           10.10* Easco Corporation Retirement Plan for Corporate Vice Presidents and Other Selected Executives+

           10.11 Employment and Separation Agreement between Easco Corporation and Frank L. Rich+ (Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 12, 1996) (SEC file number 0-25834)

           10.12        Consulting Agreement between Easco Corporation and Frank
                        L. Rich+ (Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 12, 1996.) (SEC file number 0-25834)

           10.13 General Release and Severance Agreement between Easco, Inc. and Michael M. Hagerty, dated December 11, 1996+ (filed herewith)

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

           13.1 1996 Annual Report to Stockholders (filed herewith) Only those portions of such Annual Report which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed "filed" as part of this Annual Report on Form 10-K.

           15.1         Consent of Deloitte & Touche LLP (filed herewith)

           21.1*        Subsidiaries of Easco, Inc.

         * Incorporated by reference to corresponding exhibit filed as an exhibit to the Company's Registration Statement on Form S-1 dated February 15, 1995, as amended by Amendment No. 1 thereto filed March 22, 1995, Amendment No. 2 filed March 28, 1995, and Amendment No. 3 filed April 12, 1995 (Registration Statement Number 33-89556).

         ** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 15, 1995.

         *** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 13, 1995.

         +    Executive compensation plan or arrangement

         (b)  Reports on Form 8-K

         A Form 8-K was filed on November 27, 1996 to announce a management reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 1997.

                                    EASCO, INC.


                                    By:       /s/  NORMAN E. WELLS, JR.
                                          ------------------------------------
                                          Norman E. Wells, Jr., President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 1997.

PRINCIPAL EXECUTIVE OFFICER (AND DIRECTOR)                DIRECTORS

             /s/ NORMAN E. WELLS, JR.                                     /s/ ROBERT CIZIK
---------------------------------------------------       --------------------------------------------------
         Norman E. Wells, Jr., President and                                  Robert Cizik
             Chief Executive Officer

                                                                         /s/ TOM H. BARRETT
                                                          --------------------------------------------------
PRINCIPAL ACCOUNTING OFFICER AND                                           Tom H. Barrett
PRINCIPAL FINANCIAL OFFICER

                /s/ TERRY D. SMITH                                     /s/ W. RICHARD BINGHAM
---------------------------------------------------       --------------------------------------------------
     Terry D. Smith, Executive Vice President                            W. Richard Bingham
           and Chief Financial Officer


                                                                         /s/ ROBERT J. KLEIN
                                                          --------------------------------------------------
                                                                           Robert J. Klein


                                                                      /s/ LAWRENCE W. WARD, JR.
                                                          --------------------------------------------------
                                                                        Lawrence W. Ward, Jr.


                                                                         /s/ GENE E. LITTLE
                                                          --------------------------------------------------
                                                                           Gene E. Little


                                                                       /s/ THEODORE C. ROGERS
                                                          --------------------------------------------------
                                                                         Theodore C. Rogers


                                                                      /s/ SAMUEL H. SMITH, JR.
                                                          --------------------------------------------------
                                                                        Samuel H. Smith, Jr.



                                INDEX TO EXHIBITS

                                   Description
                                   -----------

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

           3.1(b)***    Certificate of Correction dated June 2, 1995

           3.2*         By-Laws of Easco, Inc.

           4.1*         Form of Common Stock Certificate

           4.2* Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

           4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)

           4.3(b)*      First Amendment to Credit Agreement dated January 31,
                        1995

           4.3(c) Second Amendment to Credit Agreement dated February 18, 1997 (filed herewith)

           4.4* Information and Registration Rights Agreement dated as of May 15, 1992

           10.1** Amended and Restated Services Agreement for general management, financial and other services between Easco and American Industrial Partners Management Company, Inc.

           10.3(a)* Option Agreement for the right to purchase stock of Easco, Inc. between Easco, Inc. and Citicorp Venture Capital

           10.3(b)*     Amendment to Option Agreement dated as of April 12, 1995


           10.5(a) Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective November 24, 1996+ (filed herewith)

           10.5(b)(i)   Form of Stock Option Agreement between Easco, Inc. and
                        each of Norman E. Wells, Jr., Terry D. Smith, Joseph M.
                        Byers, Lawrence J. Sax and James R. McKeithan+
                        ($3.00 exercise price) (filed herewith) page

                 (ii) Form of Stock Option Agreement relating to Options between Easco, Inc. and each of Norman E. Wells, Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+ ($6.00 exercise price) (filed herewith) page

                (iii) Form of Stock Option Agreement relating to Options between Easco, Inc. and each of Terry D. Smith, Joseph
                        M. Byers, James R. McKeithan and Lawrence J. Sax+ ($8.75 exercise price except for Lawrence J. Sax - $7.25 exercise price) (filed herewith) page

           10.5(c) Employment Agreement between Easco Corporation and Norman E. Wells, Jr. dated as of December 20, 1996+ (filed herewith) page

           10.5(d)      Employment Agreement between Easco Corporation and Terry
                        D. Smith dated as of December 20, 1996+ (filed herewith) page

           10.5(e) Employment Agreement between Easco Corporation and Joseph M. Byers dated as of December 20, 1996+ (filed herewith) page

           10.5(f) Employment Agreement between Easco Corporation and James R. McKeithan dated as of December 20, 1996+ (filed herewith) page

           10.5(g) Employment Agreement between Easco Corporation and Lawrence J. Sax dated as of December 30, 1996+ (filed herewith) page

           10.8*        Easco Corporation Supplemental Executive Welfare Benefit
                        Plan+

           10.9 Easco Corporation Supplemental Executive Retirement Plan as amended effective 1996+ (filed herewith) page

           10.10* Easco Corporation Retirement Plan for Corporate Vice Presidents and Other Selected Executives+

           10.11 Employment and Separation Agreement between Easco Corporation and Frank L. Rich+ (Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 12, 1996) (SEC file number 0-25834)

           10.12 Consulting Agreement between Easco Corporation and Frank L. Rich+ (Incorporated by reference to corresponding exhibit filed as an exhibit to Form
                        10-Q filed August 12, 1996.) (SEC file number 0-25834)

           10.13 General Release and Severance Agreement between Easco, Inc. and Michael M. Hagerty, dated December 11, 1996+ (filed herewith) page

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith) page

           13.1 1996 Annual Report to Stockholders (filed herewith) follows page Only those portions of such Annual Report which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed "filed" as part of this Annual Report on Form 10-K.

           15.1         Consent of Deloitte & Touche LLP (filed herewith)

           21.1*        Subsidiaries of Easco, Inc.

           27           Financial Data Schedule

         * Incorporated by reference to corresponding exhibit filed as an exhibit to the Company's Registration Statement on Form S-1 dated February 15, 1995, as amended by Amendment

              No. 1 thereto filed March 22, 1995, Amendment No. 2 filed March 28, 1995, and Amendment No. 3 filed April 12, 1995 (Registration Statement Number 33-89556).

         ** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 15, 1995.

         *** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 13, 1995.

         +    Executive compensation plan or arrangement