Form 10-Q
period 1997-03-31
EASCO INC /DE/
filed 1997-05-14
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834
                                   ----------
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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT MAY 13, 1997
                -----                            ---------------------------

     Common Stock, $0.01 Par Value                        10,409,670


================================================================================

                                      INDEX


                                                                                         PAGE
                                                                                         ----

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 .................2

   Consolidated Statements of Operations for the three months ended
      March 31, 1997 and March 30, 1996....................................................3

   Consolidated Statements of Cash Flows for the three months ended March 31,
      1997 and March 30, 1996..............................................................4

   Notes to Consolidated Financial Statements............................................5-6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations.............................................................................7-9

Signature.................................................................................10

ITEM 1 - FINANCIAL INFORMATION


                    EASCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                ASSETS

                                                                 MARCH 31,     DECEMBER 31,
                                                                    1997           1996
                                                                 ---------      ---------
CURRENT ASSETS:
   Cash and equivalents ....................................     $  14,873      $  13,245
   Receivables, less allowance for doubtful accounts .......        42,898         40,802
   Inventories .............................................        27,999         27,143
   Other current assets ....................................         4,113          6,592
                                                                 ---------      ---------
               Total current assets ........................        89,883         87,782
                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT - NET ........................        79,471         79,661
GOODWILL, net of accumulated amortization ..................        54,375         54,754
OTHER ASSETS ...............................................         7,345          8,260
                                                                 ---------      ---------
   Total Assets ............................................     $ 231,074      $ 230,457
                                                                 =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accruals and other current
   liabilities .............................................     $  48,032      $  46,806
                                                                 ---------      ---------
               Total current liabilities ...................        48,032         46,806
                                                                 ---------      ---------

LONG-TERM DEBT .............................................        85,000         85,000
DEFERRED INCOME TAXES ......................................        13,439         13,444
OTHER NONCURRENT LIABILITIES ...............................        21,609         22,166
                                                                 ---------      ---------
   Total liabilities .......................................       168,080        167,416
                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, authorized
               1,000,000 shares; none issued and outstanding            --             --
   Common Stock, $.01 par value, authorized
               40,000,000 shares; 12,414,892 issued and
               outstanding .................................           124            124
   Paid-in capital .........................................        81,433         81,373
   Retained earnings .......................................         1,427          1,534
   Less: Treasury Stock: 2,005,222 shares ..................       (19,990)       (19,990)
                                                                 ---------      ---------
               Total stockholders' equity ..................        62,994         63,041
                                                                 ---------      ---------
               Total Liabilities and Stockholders' Equity ..     $ 231,074      $ 230,457
                                                                 =========      =========



                           Amounts shown are unaudited
           The accompanying notes to consolidated financial statements are an integral part of this statement.

                         EASCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (To thousands, except share per share data)


                                                                Three Months Ended
                                                             -----------------------
                                                              March 31,    March 30,
                                                                1997         1996
                                                             ----------   ----------

Net sales:
   Product sales ....................................     $     64,493  $   64,025
   Tolling fees .....................................           15,505      15,844
                                                            ----------  ----------
                                                                79,998      79,869
Cost of products sold ...............................           69,140      65,052
                                                            ----------  ----------
      Gross profit ..................................           10,858      14,817
Selling, general and administrative .................            8,060       7,855
Amortization of goodwill and other ..................              414         507
Management fee ......................................              225         225
                                                            ----------  ----------
      Operating profit ..............................            2,159       6,230
Interest expense ....................................            2,164       2,273
                                                            ----------  ----------
      (Loss) income before Income tax ...............               (5)      3,957
Income tax (benefit) provision ......................               (2)      1,741
                                                            ----------  ----------
      Net (loss) income .............................     $         (3)   $ 2 ,216
                                                          ============  ==========
Earnings per common share ...........................     $       0.00    $   0.22
                                                            ==========  ==========

Weighted average number of common shares outstanding        10,409,670  1O,243,l44
                                                            ==========  ==========








                          Amounts shown are unaudited.
           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                               ---------------------------
                                                                MARCH 31,        MARCH 30,
                                                                  1997             1996
                                                               -------------   -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
    Net (loss) income .......................................      $    (3)    $  2,216
    Adjustments to reconcile net (loss) income to net cash
        flows from (for) operating activities:
        Depreciation ........................................        1,788        1,820
        Amortization of goodwill and other intangibles ......          414          507
        Amortization of deferred debt issue costs ...........          143          143
        Stock compensation expense ..........................           60           --
        Changes in operating assets and liabilities:
            Increase in receivables .........................       (2,096)      (6,242)
            (Increase) decrease in inventories ..............         (856)       4,741
            Decrease (increase) in other current assets .....        2,350         (960)
            Decrease (increase) in other assets .............          737         (114)
            Increase (decrease) in accounts payable, accruals
                    and other current liabilities ...........        1,226       (7,857)
            Increase in deferred taxes (net) ................          124          203
            Decrease in other noncurrent liabilities ........         (557)         (56)
                                                                  --------      -------
                    Net cash from (for) operating activities         3,330       (5,599)
                                                                  --------      -------

CASH FLOWS (FOR) INVESTING ACTIVITIES:
        Property additions (net) ............................       (1,598)      (2,546)
                                                                  --------      -------
                    Net cash for investing activities .......       (1,598)      (2,546)
                                                                  --------      -------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
        Cash dividends paid .................................         (104)        (102)
        Increase in revolving credit loans ..................           --        1,500
                                                                  --------      -------
                    Net cash (for) from financing activities          (104)       1,398
                                                                  --------      -------

CASH AND EQUIVALENTS:
        Net increase (decrease) for the period ..............        1,628       (6,747)
        Balance, beginning of period ........................       13,245        7,670
                                                                  --------      -------
        Balance, end of period ..............................     $ 14,873      $   923
                                                                  ========      =======

                           Amounts shown are unaudited
                 The accompanying notes to financial statements
                     are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 1997 and March 30, 1996
                                   (Unaudited)




1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Easco, Inc. (the "Company") and its wholly-owned subsidiary Easco Corporation ("Easco") and Easco's wholly-owned subsidiary, Dolton Aluminum Company, Inc. ("Dolton"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and accordingly do not include all of the information and disclosures generally required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Beginning in 1997 the Company changed to the calendar month method for reporting interim financial results. Previously the Company reported its results on four thirteen week quarters. The change did not have a significant impact on comparability for the periods presented.

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

         The Financial Accounting Standards Board has issued Statement No. 128 "Earnings Per Share." FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement will be implemented in the Company's report on Form 10-K for the year ended December 31, 1997. The Company does not expect that this will have a material effect on the earnings per share computation.

2.  INVENTORIES

At March 31, 1997 and December 31, 1996, inventories consist of:


                                                  March 31,   December 31,
                                                    1997         1996
                                                   -------     -------
Raw materials ...................................   $9,009      $3,090
Work-in-process .................................    8,239      11,668
Finished goods ..................................   10,751      12,245
                                                   -------     -------
    Total........................................  $27,999     $27,143
                                                   =======     =======

         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $1.3 million greater at March 31, 1997 and approximately equal to the FIFO value at December 31, 1996.

3.  CONTINGENCIES

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management annually assesses the Company's environmental contingencies. Based on management's most recent assessment, the Company has recorded a reserve of $9.2 million at March 31, 1997, representing the Company's best estimate of costs of remedial action as well as any related legal and consulting work.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

        The following table sets forth, for the periods shown, certain of the Company's performance statistics. For the reasons discussed below management focuses on pounds shipped, gross profit per pound and Adjusted EBITDA per pound as important measures of the Company's performance.

                                                                               ------------------------------
                                                                                    THREE MONTHS ENDED
                                                                               ------------------------------
                                                                                 MARCH 31,       MARCH 30,
                                                                                   1997             1996
                                                                               --------------   -------------
(AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)
Net sales............................................................             $80.0             $79.9
Gross profit.........................................................              10.9              14.8
Operating profit.....................................................               2.2               6.2
Net income (loss)....................................................               0.0               2.2
                                                                                 ======            ======
Pounds shipped:
        Company-owned material.......................................              49.6              47.1
        Customer Conversion Program .................................              28.1              28.7
                                                                                 ------            ------
Total pounds shipped.................................................              77.7              75.8
                                                                                 ======            ======
Other performance measures:
Operating profit ....................................................             $2.2               $6.2
     Non-cash charges:
        Depreciation and amortization ...............................              2.2                2.4
                                                                                ------             ------
Adjusted EBITDA .....................................................             $4.4               $8.6
                                                                                ======             ======
Gross profit per pound ..............................................           $0.140             $0.195
Adjusted EBITDA per pound ...........................................            0.057              0.101
Average market price of aluminum per pound ..........................            0.780              0.757

Pounds Shipped. Pounds shipped includes the weight of all aluminum and vinyl extrusions shipped, including shipments to customers under the Company's Customer Conversion Program (described below). Because aluminum price fluctuations and the relative prevalence of sales under the Company's Customer Conversion Program and other aluminum price fluctuation management programs affect reported net sales but generally have no material effect on the overall level of long-term profitability, management believes that pounds shipped is the most important indicator of overall business activity for the Company and the aluminum extrusion industry as a whole. The Company's volume, measured in pounds shipped, directly impacts profitability due in part to the Company's fixed costs.

Performance Measures. Management believes that the Company's ability to control other variable costs (such as scrap reprocessing costs, delivery costs, and labor costs relative to productivity) is a significant determinant of profitability. As a result, in an effort to control variable costs, management measures variable cost performance levels on a per pound basis. Management believes the Company's gross profit per pound and Adjusted EBITDA per pound are the best financial indicators of the Company's performance.

Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for over 60% of the Company's shipments in 1996 and the first quarter of 1997. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 30, 1996

           Pounds shipped during the first quarter of 1997 increased to 77.7 million from 75.8 million in the first quarter of 1996, representing an increase of 2.5%. This increase is principally a result of higher shipments to the transportation industry, particularly manufacturers of recreational vehicles and trailers, offset in-part by reduced shipments to the consumer durables and truck trailer market sectors. Net sales were essentially unchanged compared to the first quarter of 1996, as per pound selling prices declined slightly.

            Gross profit was $10.9 million in the first quarter of 1997 compared to $14.8 million in the first quarter of 1996, a decrease of $3.9 million or 26.4%. This decrease is primarily the result of a narrowing of the spread between selling prices and raw materials costs and to a less favorable sales product mix, particularly at the Company's Dolton, Illinois plant. As a result, gross profit per pound in the three month period ended March 31, 1997 was $0.140 compared to $0.195 in the three months ended March 30, 1996.

              Selling, general and administrative expenses increased by 2.6% during the first quarter of 1997 compared to the first quarter of 1996. This increase was primarily due to additional compensation expense in the 1997 period. On a per pound basis, overall selling, general and administrative expenses were unchanged at $0.104.

               Operating profit decreased to $2.2 million for the quarter from $6.2 million in the same period last year. The decline was primarily the result of the factors described above.

              Interest expense decreased $109,000 in the first quarter of 1997 compared to the same period last year due to reduced borrowings under the Company's revolving credit facility.

              Income tax benefit for the quarter ended March 31, 1997 was $2,000 compared to an income tax provision of $1.7 million for the quarter ended March 31, 1996. This difference was due primarily to the reduction in pre-tax income between the two periods. The Company's effective tax rate differs from the federal statutory rate due to state and local income taxes and non-deductible goodwill amortization.

               Net loss for the three months ended March 31, 1997 was $3,000 compared to $2.2 million of net income for the same period in 1996 primarily as a result of decreased operating income, offset in-part by decreased interest expense.

               Adjusted EBITDA, which represents operating profit adjusted for non-cash items and non-recurring or unusual items if any, decreased 48.8% from $8.6 million in 1996 to $4.4 million in 1997 for the reasons set forth above.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

            Working capital at March 31, 1997 was $41.9 million compared to $41.0 million at December 31, 1996. This increase is principally the result of increased accounts receivable due to higher shipments in the first quarter of 1997 in comparison to the fourth quarter of 1996, offset by higher accounts payable relating to an increase in raw materials costs.

            Capital expenditures totaled $1.6 million for the first three months of 1997 compared to $2.6 million in the first three months of 1996. The Company intends to incur capital spending during 1997, including state-of-the-art casting programs at Dolton, at a level of between $7.0 million and $9.0 million, for the year.

            Long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001 at March 31, 1997 and December 31, 1996. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

RISK MANAGEMENT

            The Company enters into forward fixed price arrangements with certain of its customers. The Company may enter into fixed price aluminum purchase agreements which correspond to the duration and timing of sales agreements in order to reduce the risk of fluctuations in aluminum prices. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. In addition, the Company may use aluminum futures contracts to protect against exposure to aluminum price risk. As of March 31, 1997, the Company had no open aluminum futures positions.

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  EASCO, INC.






May 13, 1997                              /s/ Terry D. Smith
                                  --------------------------------
                                          Terry D. Smith
                          Executive Vice President and Chief Financial Officer
                                      Secretary and Treasurer
                             (PrincipalAccounting Officer duly authorized
                                 to sign on behalf of the Registrant)