Form 10-Q
period 1997-06-30
EASCO INC /DE/
filed 1997-08-14
CIK 938145

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834

                             ----------------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT AUGUST 12, 1997
           -----                                  ------------------------------
Common Stock, $0.01 Par Value                               10,409,670

--------------------------------------------------------------------------------

                                      INDEX


                                                                                                  Page
                                                                                                  ----

PART I, FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 ............................2

   Consolidated Statements of Income for the three months and six months ended June 30, 1997 and June 29, 1996..........................................................3

   Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1997 and June 29, 1996..........................................................4

   Notes to Consolidated Financial Statements......................................................5-6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................................7-9



PART II, OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders........................................10

Signature...........................................................................................11


ITEM 1 - FINANCIAL INFORMATION

                          EASCO, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                     ASSETS

                                                                       June 30,          December 31,
                                                                         1997                1996
                                                                     ---------           ---------
CURRENT ASSETS:
        Cash and equivalents ....................................    $  19,895           $  13,245
        Receivables, less allowance for doubtful accounts .......       51,782              40,802
        Inventories .............................................       29,989              27,143
        Other current assets ....................................        4,422               6,592
                                                                     ---------           ---------
                    Total current assets ........................      106,088              87,782
                                                                     ---------           ---------
PROPERTY, PLANT AND EQUIPMENT - NET .............................       79,098              79,661
GOODWILL, net of accumulated amortization .......................       53,996              54,754
OTHER ASSETS ....................................................        8,879               8,260
                                                                     ---------           ---------
                    Total Assets ................................    $ 248,061           $ 230,457
                                                                     =========           =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable, accruals and other current
        liabilities .............................................    $  65,240           $  48,852
                                                                      ---------           ---------
                   Total current liabilities ...................       65,240              48,852
                                                                     ---------           ---------

LONG-TERM DEBT ..................................................       85,000              85,000
DEFERRED INCOME TAXES ...........................................       13,517              13,444
OTHER NONCURRENT LIABILITIES ....................................       19,872              20,120
                                                                     ---------           ---------
                    Total liabilities ...........................      183,629             167,416
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred Stock, $.01 par value, authorized
                    1,000,000 shares; none issued and outstanding         --                  --
        Common Stock, $.01 par value, authorized
                    40,000,000 shares; 12,414,892 issued and
                    outstanding .................................          124                 124
        Paid-in capital .........................................       81,482              81,373
        Retained earnings .......................................        2,816               1,534
        Less: Treasury Stock, 2,005,222 shares ..................      (19,990)            (19,990)
                                                                     ---------           ---------
                    Total stockholders' equity ..................       64,432              63,041
                                                                     ---------           ---------
                    Total Liabilities and Stockholders' Equity ..    $ 248,061           $ 230,457
                                                                     =========           =========



                          Amounts shown are unaudited
          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)


                                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           -------------------------------         -------------------------------
                                                              JUNE 30,              JUNE 29,           JUNE 30,            JUNE 29,
                                                                1997                 1996                1997                1996
                                                           -----------         -----------         -----------         -----------
Net sales:
    Product sales ..................................       $    76,637         $    71,628         $   141,130             135,653
    Tolling fees ...................................            16,401              18,125              31,906              33,969
                                                           -----------         -----------         -----------         -----------
                                                                93,038              89,753             173,036             169,622
Cost of products sold ..............................            78,304              73,704             147,444             138,756
                                                           -----------         -----------         -----------         -----------
        Gross profit ...............................            14,734              16,049              25,592              30,866
Selling, general and administrative ................             9,135               8,389              17,195              16,244
Amortization of goodwill and other .................               414                 507                 828               1,014
Management fee .....................................               225                 225                 450                 450
                                                           -----------         -----------         -----------         -----------
        Operating profit ...........................             4,960               6,928               7,119              13,158
Interest expense ...................................             2,067               2,314               4,231               4,587
                                                           -----------         -----------         -----------         -----------
        Income before income tax ...................             2,893               4,614               2,888               8,571
Income tax provision ...............................             1,400               2,085               1,398               3,826
                                                           -----------         -----------         -----------         -----------
        Net income .................................       $     1,493         $     2,529         $     1,490         $     4,745
                                                           ===========         ===========         ===========         ===========


Earnings per common share ..........................       $      0.14         $      0.25         $      0.14         $      0.46
                                                           ===========         ===========         ===========         ===========
Weighted average number of common shares outstanding        10,409,670          10,243,144          10,409,670          10,243,144
                                                           ===========         ===========         ===========         ===========


                          Amounts shown are unaudited.
          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Six Months Ended
                                                                      June 30,             June 29,
                                                                       1997                 1996
                                                                     --------            --------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
    Net income ..............................................        $  1,490            $  4,745
    Adjustments to reconcile net income to net cash flows
        from (for) operating activities:
        Depreciation ........................................           3,577               3,666
        Amortization of goodwill and other intangibles ......             828               1,014
        Amortization of deferred debt issue costs ...........             286                 286
        Stock compensation expense ..........................             110                --
        Changes in operating assets and liabilities:
            Increase in receivables .........................         (10,980)            (10,987)
            (Increase) decrease in inventories ..............          (2,846)              3,784
            Decrease (increase) in other current assets .....           2,330              (1,014)
            (Increase) decrease in other assets .............            (975)                 29
            Increase (decrease) in accounts payable, accruals
                    and other current liabilities ...........          16,388                (118)
            (Decrease) increase in deferred taxes (net) .....             (88)                350
            Decrease in other noncurrent liabilities ........            (248)             (1,185)
                                                                     --------            --------
                    Net cash from operating activities ......           9,872                 570
                                                                     --------            --------

CASH FLOWS (FOR) INVESTING ACTIVITIES:
        Property additions (net) ............................          (3,014)             (4,183)
                                                                     --------            --------
                    Net cash for investing activities .......          (3,014)             (4,183)
                                                                     --------            --------

CASH FLOWS (FOR) FINANCING ACTIVITIES:
        Cash dividends paid .................................            (208)               (205)
                                                                     --------            --------
                    Net cash for from financing activities ..            (208)               (205)
                                                                     --------            --------

CASH AND EQUIVALENTS:
        Net increase (decrease) for the period ..............           6,650              (3,818)
        Balance, beginning of period ........................          13,245               7,670
                                                                     --------            --------
        Balance, end of period ..............................        $ 19,895            $  3,852
                                                                     ========            ========

                          Amounts shown are unaudited
                 The accompanying notes to financial statements
                    are an integral part of this statement.

                          EASCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Three and Six Months Ended June 30, 1997 and June 29, 1996
                                   (Unaudited)




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

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt these statements for the Company's report on Form 10-K for the year ended December 31, 1997. The Company does not expect that the adoption of these pronouncements will have a material effect on the Company's financial position or results of operation.

2.   INVENTORIES

At June 30, 1997 and December 31, 1996, inventories consist of:

                                                                            June 30,        December 31,
                                                                              1997              1996
                                                                          -------------     -------------
Raw materials.......................................................    $       2,291    $        3,090
Work-in-process.....................................................           11,328            11,668
Finished goods .....................................................           16,370            12,385
                                                                          -------------     -------------
                                                                        $       29,989    $       27,143
Total...............................................................      =============     =============

     Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $2.0 million greater at June 30, 1997 and approximately equal to the FIFO value at December 31, 1996.

3.  CONTINGENCIES

Litigation

     Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Matters

     The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management annually assesses the Company's environmental contingencies. The Company has recorded a liability relating to these matters totaling $9.1 million at June 30, 1997.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following table sets forth, for the periods shown, certain of the Company's performance statistics. For the reasons discussed below, management focuses on pounds shipped, gross profit per pound and Adjusted EBITDA per pound as important measures of the Company's performance.


                                                    Three Months Ended   Six Months Ended
                                                      ----------------    ---------------
                                                     June 30,  June 29, June 30,  June 29,
(AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)           1997      1996     1997      1996
                                                      ------    ------    ------    ------
Net sales ................................            $ 93.0    $ 89.8    $173.0    $169.6
Gross profit .............................              14.7      16.0      25.6      30.9
Operating profit .........................               5.0       6.9       7.1      13.2
Net income ...............................               1.5       2.5       1.5       4.7
                                                      ======    ======    ======    ======
Pounds shipped:
        Company-owned material ...........              57.1      53.4     106.7     100.5
        Customer Conversion Program ......              28.6      32.6      56.7      61.3
                                                      ======    ======    ======    ======
Total pounds shipped .....................              85.7      86.0     163.4     161.8
                                                      ======    ======    ======    ======
Other performance measures:
Operating profit .........................            $  5.0    $  6.9    $  7.1    $ 13.2
      Non-cash charges (income):
         Depreciation and amortization ...               2.1       2.4       4.4       4.7
                                                      ======    ======    ======    ======
Adjusted EBITDA ..........................            $  7.1    $  9.3    $ 11.5    $ 17.9
                                                      ======    ======    ======    ======
Gross profit per pound ...................            $0.172    $0.186    $0.157    $0.191

Adjusted EBITDA per pound ................             0.083     0.108     0.070     0.111
Average market price of aluminum per pound             0.776     0.738     0.772     0.747

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

Performance Measures. Management believes that the Company's ability to control other variable costs (such as scrap reprocessing costs, delivery costs, and labor costs relative to productivity) is a significant determinant of profitability. As a result, in an effort to control variable costs, management measures variable cost performance levels on a per pound basis. Management believes the Company's gross profit per pound and Adjusted EBITDA per pound are the best indicators of the Company's performance.

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

This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for over 60% of the Company's shipments in 1996 and the first half of 1997. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

RESULTS OF OPERATIONS

           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996

     Pounds shipped during the second quarter and first six months of 1997 were
85.7 million and 163.4 million, respectively, compared to 86.0 million and 161.8 million for the corresponding periods in 1996. Higher shipments to manufacturers of recreational vehicles and travel trailers offset declines in the distribution and consumer durables market sectors during the second quarter of 1997. Net sales increased 3.7% and 2.0%, respectively, during the second quarter and first six months of 1997 compared to the year earlier periods. The increase was primarily due to higher unit selling prices and a lower percentage of shipments under the Customer Conversion Program.

     Gross profit declined to $14.7 million in the second quarter of 1997 compared to $16.0 million in the second quarter of 1996. For the first six months of 1997, gross profit was $25.6 million compared to $30.9 million in 1996. The decrease in gross profit in the 1997 periods is due primarily to relatively higher operating expenses resulting from certain production inefficiencies, particularly at the Company's Dolton, Illinois plant, and the effect of lower selling prices compared to raw materials costs. As a result of these factors, gross profit per pound in the three and six month periods ended June 30, 1997 declined to $0.172 and $0.157 compared to $0.186 and $0.191 in the 1996 periods.

     Selling, general and administrative expenses increased 8.9% during the second quarter of 1997 compared to the second quarter of 1996, and 5.9% for the first six months of 1997 versus the same period in 1996. The increases in the three and six month 1997 periods are due primarily to the effect of higher compensation costs compared to the year earlier periods.

     Operating profit for the three and six month periods ended June 30, 1997 was $5.0 million and $7.1 million, respectively, compared to $6.9 million and $13.2 million, respectively, in 1996. The declines were primarily the result of the factors described above.

     Interest expense decreased $247,000 and $356,000 in the second quarter and first six months of 1997 compared to the same periods in 1996 due to reduced borrowings under the Company's revolving credit facility.

     The effective tax rate for both the second quarter and first six months of 1997 was 48.4%, compared to 45.2% and 44.6% for the same periods in 1996. These rates differ from the federal statutory rate of 35% primarily due to state and local income taxes and the non-deductible amortization of goodwill. The increase in the effective tax rate for 1997 primarily resulted from higher non-deductible amortization of goodwill in proportion to pre-tax income.

     Net income for the three months ended June 30, 1997 was $1.5 million or $0.14 per share compared to $2.5 million or $0.25 per share, for the three months ended June 29, 1996. For the six months ended June 30, 1997 net income was $1.5 million or $0.14 per share compared to $4.7 million or $0.46 per share for the six months ended June 29, 1996. The decline in 1997 was primarily due to reduced operating profits that were partially offset by lower interest expense.

     Adjusted EBITDA, which represents operating profit plus non-cash items, was $7.1 million and $11.5, respectively, for the three and six month periods ended June 30, 1997, compared to $9.3 million and

$17.9 million, respectively, for the three and six month periods ended June 29, 1996. The decrease in Adjusted EBITDA was primarily due to the reasons set forth above.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     Total working capital at June 30, 1997 was $40.8 million compared to $38.9 million at December 31, 1996. The increase in working capital was principally the result of increases in accounts receivable and cash and cash equivalents, offset in-part by increases in accounts payable, accruals and other current liabilities, all of which relate to higher business activity in the second quarter of 1997 compared to the fourth quarter of 1996, consistent with recurring seasonal patterns.

     Capital expenditures for equipment totaled $3.0 million for the first six months of 1997 compared to $4.2 million in the first six months of 1996. The Company intends to incur capital spending during 1997, including state-of-the-art casting technology at Dolton, at a level of between $7.0 million and $9.0 million for the year.

     Long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001 at June 30, 1997 and December 31, 1996. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

RISK MANAGEMENT

         The Company enters into forward fixed price arrangements with certain of its customers. The Company may enter into fixed price aluminum purchase agreements which correspond to the duration and timing of sales agreements in order to reduce the risk of fluctuations in aluminum prices. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. In addition, the Company may use aluminum futures contracts to protect against exposure to aluminum price risk. As of June 30, 1997, the Company had no open aluminum futures positions.

PART II, OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 9, 1997, the following proposals were approved:

                                                                     Affirmative    Negative       Votes
                                                                        Votes         Votes      Withheld
                                                                     ------------- ------------ ------------
1.  Election of directors for a three year term.
            Norman E. Wells, Jr.                                        8,460,490                    73,100
            W. Richard Bingham                                          7,578,990                   954,600

2.  Ratify the appointment of Deloitte & Touche LLP as independent
            auditors for the Company for 1997.                          8,524,728        4,762        4,100

In addition there were 1,876,080 abstentions or non-votes on the above issues.

Other directors continuing their terms for 1997 are: Robert Cizik; Robert J. Klein; Gene E. Little; Theodore C. Rogers; Samuel H. Smith and Lawrence W. Ward, Jr.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     EASCO, INC.






August 12, 1997                                           /s/ Terry D. Smith
                                                       -----------------------
                                                           Terry D. Smith
                                        Executive Vice President and Chief Financial Officer
                                                       Secretary and Treasurer
                                            (Principal Accounting Officer duly authorized
                                                to sign on behalf of the Registrant)
