Form 10-Q
period 1997-09-30
EASCO INC /DE/
filed 1997-11-13
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                    FORM 10-Q

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834
                               _________________


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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT NOVEMBER 10, 1997
              -----                           --------------------------------

     Common Stock, $0.01 Par Value                       10,423,054


                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
   Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 .......................3

   Consolidated Statements of Operations for the nine months ended
      September 30, 1997 and September 28, 1996......................................................4

   Consolidated Statements of Cash Flows for the nine months ended September 30,
      1997 and September 28, 1996....................................................................5

   Notes to Consolidated Financial Statements......................................................6-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations......................................................................................8-10

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................11

Signature...........................................................................................12


PART I.  FINANCIAL INFORMATION


                                   EASCO, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                      ASSETS

                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                     1997                      1996
                                                               -----------------         --------------
                                                                  (Unaudited)
 Current assets:
   Cash and equivalents                                               $  16,163               $  13,245
   Receivables, net                                                      47,672                  40,802
   Inventories                                                           33,047                  27,143
   Other current assets                                                   4,708                   6,592
                                                                      ---------               ---------
               Total current assets                                     101,590                  87,782
                                                                      ---------               ---------

Property, plant and equipment, net                                       80,261                  79,661
Goodwill, net                                                            53,932                  54,754
Other assets                                                              7,757                   8,260
                                                                      =========               =========
               Total assets                                           $ 243,540               $ 230,457
                                                                      =========               =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accruals and other current
   liabilities                                                        $  58,045               $  48,852
                                                                      ---------               ---------
               Total current liabilities                                 58,045                  48,852
                                                                      ---------               ---------

Long-term debt                                                           85,000                  85,000
Deferred income taxes                                                    13,842                  13,444
Other non-current liabilities                                            20,845                  20,120
                                                                      ---------               ---------
               Total liabilities                                        177,732                 167,416
                                                                      ---------               ---------

Commitments and contingencies                                              --                      --

Stockholders' equity:
   Preferred Stock, $.01 par value, authorized
               1,000,000 shares; none issued or outstanding                --                      --
   Common Stock, $.01 par value, authorized
               40,000,000 shares; 12,428,276 issued and
               outstanding                                                  124                     124
   Paid-in capital                                                       81,685                  81,373
   Retained earnings                                                      3,989                   1,534
   Less: treasury stock, 2,005,222 shares                               (19,990)                (19,990)
                                                                      ---------               ---------
               Total stockholders' equity                                65,808                  63,041
                                                                      ---------               ---------
               Total liabilities and stockholders' equity             $ 243,540               $ 230,457
                                                                      =========               =========



        The accompanying notes are an integral part of these statements.


                                              EASCO, INC AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)



                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -------------------------------------   -------------------------------------
                                             SEPTEMBER 30,     SEPTEMBER 28,       SEPTEMBER 30,       SEPTEMBER 28,
                                                1997                1996                1997                1996
                                          ------------------  -----------------   -----------------   -----------------
 Net sales:
    Product                                $    78,200         $     69,899          $   219,336         $   205,551
    Tolling fees                                14,474               17,830               46,374              51,800
                                           -----------         ------------          -----------         -----------
                                                92,674               87,729              265,710             257,351
 Cost of products sold                          77,364               75,475              224,808             214,231
                                           -----------         ------------          -----------         -----------
    Gross profit                                15,310               12,254               40,902              43,120

 Selling, general and administrative             8,370               10,437               25,565              26,681
 Amortization of goodwill and other                414                  507                1,242               1,521
 Management fees                                   225                  225                  675                 675
 Non-recurring charges                           1,662                 --                  1,662                --
                                           -----------         ------------          -----------         -----------
    Operating profit                             4,639                1,085               11,758              14,243

 Interest expense (net)                          2,205                2,196                6,436               6,783
                                           -----------         ------------          -----------         -----------
    Income (loss) before income tax              2,434               (1,111)               5,322               7,460

 Income tax provision (benefit)                  1,157                 (217)               2,555               3,609
                                           -----------         ------------          -----------         -----------
Net income (loss)                          $     1,277         $       (894)         $     2,767         $     3,851
                                           ===========         ============          ===========         ===========


Earnings (loss) per common share
  and common share equivalent              $      0.12         $      (0.09)         $      0.26         $      0.38
                                           ===========         ============          ===========         ===========

Weighted average shares of common
    stock and common stock equivalents
    outstanding                             10,951,437           10,243,144           10,590,259          10,243,144
                                           ===========         ============          ===========         ===========







        The accompanying notes are an integral part of these statements.


                                     EASCO, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                           -------------------------------------
                                                                           SEPTEMBER 30,           SEPTEMBER 28,
                                                                               1997                    1996
                                                                           -------------           -------------
 Cash flows provided (used) by operations:
    Net income                                                                 $  2,767                $  3,851
    Adjustments to reconcile net income to net cash flows
        provided (used) by operating activities:
        Depreciation                                                              5,399                   5,576
        Amortization of goodwill and other intangibles                            1,242                   1,521
        Amortization of deferred debt issue costs                                   429                     429
        Stock compensation expense                                                  161                    --
        Changes in operating assets and liabilities:
            Increase in receivables                                              (6,870)                 (8,446)
            (Increase) decrease in inventories                                   (5,904)                 11,546
            Decrease (increase) in other current assets                           1,815                    (117)
            Decrease in other assets                                                 76                      28
            Increase (decrease) in other accounts payable,
                    accruals, and other current liabilities                       9,324                  (2,564)
            Increase in deferred taxes (net)                                        108                     220
            Decrease (increase) in other noncurrent liabilities                     530                  (1,310)
                                                                               --------                --------
                    Net cash provided by operating activities                     9,077                  10,734
                                                                               --------                --------

Cash flows used for investing:
        Property additions (net)                                                 (6,000)                 (6,397)
                                                                               --------                --------
                    Net cash used for investing activities                       (6,000)                 (6,397)
                                                                               --------                --------

Cash flows used for financing:
        Issuance of Common Stock                                                    153                    --
        Cash dividends paid                                                        (312)                   (307)
                                                                               --------                --------
                    Net cash used for financing activities                         (159)                   (307)
                                                                               --------                --------

Net increase for the period                                                       2,918                   4,030
Cash and cash equivalents, beginning of period                                   13,245                   7,670
                                                                               ========                ========
Cash and cash equivalents, end of period                                       $ 16,163                $ 11,700
                                                                               ========                ========





        The accompanying notes are an integral part of these statements.

                         EASCO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 28, 1996
                                 (UNAUDITED)




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

         The Financial Accounting Standards Board has recently issued Statement No. 128 "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This pronouncement will be implemented in the Company's report on Form 10-K for the year ended December 31, 1997. The Company does not expect that this will have a material effect on the earnings per share computation.

2.  Inventories

At September 30, 1997 and December 31, 1996, inventories consist of:


                                     September 30,            December 31,
                                        1997                      1996
                                    -------------            -------------

Raw materials                       $       1,086            $       3,090
Work-in-process                            14,561                   11,668
Finished goods                             17,400                   12,245
                                    -------------            -------------
Total                               $      33,047            $      27,143
                                    =============            =============


         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been approximately $2.5 million greater at September 30, 1997 and approximately equal to the FIFO value at December 31, 1996.

3.  Non-Recurring Charge

         In the third quarter of 1997, the Company recorded a pre-tax non-recurring charge of $1.6 million related to an announced restructuring of its Dolton, Illinois operation. The charge is composed of those amounts that arose as a direct result of management's commitment to the revised strategic actions.

4.  Contingencies

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.


Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management annually assesses the Company's environmental contingencies. The Company has recorded a reserve of $7.6 million at September 30, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Easco, Inc. is the largest independent extruder of soft alloy aluminum products in the United States and is a leading producer of painted extrusions. The Company operates 21 aluminum extrusion presses and three casting facilities. The Company's products include standard and custom profiles, conduit, drawn tubing and vinyl extrusions.

During the third quarter of 1997, business conditions remained favorable in many of the markets served by the Company, especially the building and construction market. Order rates were healthy and shipments were level with the third quarter of 1996. The market price of aluminum was stable to slightly higher during the quarter resulting in metal margins (the margin between selling price and underlying metal cost) that were consistent with those of the first two quarters of 1997.

In August, 1997 the Company announced that it would restructure operations at its Dolton, Illinois (Dolton) manufacturing facility, sell its vinyl extrusion operation in Austintown, Ohio and expand its Ahoskie, North Carolina (Ahoskie) casting facility. Although the Dolton restructuring will result in reduced volume going forward, improvements in casting technology and equipment upgrades are planned to improve the plant's efficiency and profitability. The Ahoskie expansion is designed to double the casting capacity of the plant with the objective of allowing the Company to become self-sufficient for its billet requirements by mid-1998. As a result of the Dolton restructuring, the Company recorded a $1.6 million non-recurring charge in the third quarter. See "Cautionary Statement," below.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.


                                              SEPTEMBER 30,       SEPTEMBER 28,      SEPTEMBER 30,     SEPTEMBER 28,
                                                   1997              1996                1997               1996
                                              -------------       -------------      -------------      ----------
                                                            (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)

Net sales                                       $    92.7         $    87.7          $    265.7         $    257.4
Gross profit                                         15.3              12.3                40.9               43.1
Operating profit                                      4.6               1.1                11.8               14.2
Net income (loss)                               $     1.3         $    (0.9)         $      2.8         $      3.9

Pounds shipped:
      Company-owned material                         59.0              53.6               165.7              154.1
      Customer Conversion Program                    25.0              30.4                81.7               91.7
                                                ---------         ---------            --------         ----------
Total pounds shipped                                 84.0              84.0               247.4              245.8
                                                =========         =========            ========         ==========

Other performance measures:

Operating profit                                $     4.6         $     1.1                11.8         $     14.2
      Non-cash charges (income):
            Depreciation and amortization             2.2               2.4                 6.6                7.1
            Non-recurring charges                     1.6            --                     1.6             --
                                                ---------         ---------          ----------         ----------
Adjusted EBITDA                                 $     8.4         $     3.5          $     20.0         $     21.3
                                                =========         =========          ==========         ==========

Gross profit per pound                          $   0.182         $   0.146          $    0.165         $    0.175
Adjusted EBITDA per pound                       $   0.100         $   0.042          $    0.081         $    0.087


Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. This program and other fixed-spread or hedged fixed-price arrangements with customers were utilized for approximately 60% of the Company's shipments in 1996 and the first nine months of 1997. Combined with the Company's turnover of its aluminum inventory, these programs serve to minimize the impact of aluminum price changes on the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 28, 1996

         Net sales for the third quarter of 1997 increased 5.7% to $92.7 million from $87.7 million in the third quarter of 1996. This increase was primarily due to higher selling prices and a lower percentage of shipments under the Customer Conversion Program. Shipments were 84.0 million pounds for both periods. For the nine months ended September 30, 1997, net sales were $265.7 million compared to $257.4 million for the same period in 1996, an increase of 3.2%. The increase was primarily due to a 0.6% increase in volume and higher selling prices.

         For the quarter ended September 30, 1997, gross profit was $15.3 million, an increase of 25.4% over $12.2 million for the same period in 1996. This increase was a result of wider spreads between selling prices and raw material costs and process improvements in certain of the Company's manufacturing operations. For the nine months ended September 30, 1997, gross profit was $40.9 million, a decrease of 5.1% from $43.1 million for the nine months ended September 28, 1996. This decrease was primarily due to continued operating inefficiencies at the Company's Dolton, Illinois facility during the first nine months of 1997.

         Selling, general and administrative expenses decreased 19.6% from $10.4 million in the third quarter of 1996 to $8.4 million in the same period of 1997. This decrease was due to the absence in 1997 of certain one-time charges related to bad debts and personnel that the Company incurred in the third quarter of 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses decreased 4.1% to $25.6 million from $26.7 million for the nine months ended September 28, 1997.

         During the third quarter of 1997, the Company incurred a non-recurring charge of $1.6 million for the restructuring of operations at the Company's Dolton, Illinois production facility. The charge is comprised of those amounts that arose as a direct result of management's commitment to the revised strategic actions, such as equipment writedowns and severance costs.

         Operating profit for the quarter ended September 30, 1997 increased to $4.6 million from $1.1 million for the same period in 1996 notwithstanding the non-recurring charges. For the nine months ended September 30, 1997, operating income decreased to $11.8 million from $14.2 million for the same period last year. The changes were primarily a result of the factors discussed above.

         Net interest expense for the third quarter of 1997 was level with the same period in 1996. For the nine months ended September 30, 1997, net interest expense decreased to $6.4 million from $6.8 million for the nine months ended September 28, 1997. The decrease was primarily due to higher cash balances and the related interest earned on those balances.

         For the quarter ended September 30, 1997, net income was $1.3 million compared to a net loss of $0.9 million for the quarter ended September 28, 1996. For the nine months ended September 30, 1997, net income was $2.8 million compared to $3.9 million for the same period in 1996. Income taxes were applied at the Company's estimated effective annual rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks led by Bank of America. As of September 30, 1997, there were no borrowings on the revolving credit facility.

         Working capital at September 30, 1997 was $43.5 million compared to $38.9 million at December 31, 1996. This increase was principally due to higher aluminum costs resulting in higher investments in inventory and accounts receivable offset in part by increased accounts payable.

         Capital expenditures totaled $6.0 million for the first nine months of 1997 compared to $6.4 million in the first nine months of 1996. The Company intends to incur capital spending of approximately $3.0 million for the remainder of 1997.

         Long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001 at September 30, 1997 and December 31, 1996. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         The Company believes that it's cash flow from operations and available sources of borrowings will be sufficient to finance its anticipated cash requirements at least until the expiration date of the Company's revolving credit facility in 2000, at which time the Company would expect to renew or replace that facility.

RISK MANAGEMENT

         The Company enters into forward fixed price arrangements with certain of its customers. The Company may enter into fixed price aluminum purchase agreements which correspond to the duration and timing of sales agreements in order to reduce the risk of fluctuations in aluminum prices. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. In addition, the Company may use aluminum futures contracts to protect against exposure to aluminum price risk. As of September 30, 1997, the Company had no open aluminum futures positions.

CAUTIONARY STATEMENT

         The statements in the third paragraph of the section titled "Overview" concerning anticipated events are forward looking statements as such term is used under the Private Securities Litigation Reform Act of 1995. The Company's performance may be affected by many uncertainties that exist in the Company's operations and business environment that may cause actual performance to differ materially from performance suggested by any forward looking statements.

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. The Company's performance may also be affected by other risks and uncertainties that may cause actual performance to differ from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to maximize capacity utilization, and the costs associated with any such effects; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers; developments with respect to contingencies such as environmental matters and litigation; the impact on variable costs of changes in labor market conditions and energy and raw materials costs (primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; whether the Company's management team hired in late 1996 will be able to improve operations and profitability as planned; whether and to what extent the Company's capital expenditures can achieve reductions in variable costs; whether the restructuring of the Company's Dolton, Illinois facility in 1997 will produce the cost savings and profitability improvements planned by Management; and the Company's ability to integrate and operate acquired facilities on a profitable basis. For further information see section titled "Cautionary Statement" in
Part I, Item 1 of the Company's annual report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits

11.1 Computation of earnings per share for the three and nine months ended September 30, 1997 and September 28, 1996.

27       Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on September 15, 1997, which included a copy of a press release discussing various strategic initiatives planned by the Company.

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   EASCO, INC.






November 10, 1997                         /s/ Terry D. Smith
                                    -----------------------------
                                          Terry D. Smith
                           Executive Vice President and Chief Financial Officer
                                       Secretary and Treasurer
                            (Principal Accounting Officer duly authorized
                                   to sign on behalf of the Registrant)