Form 10-K
period 1997-12-31
EASCO INC /DE/
filed 1998-03-30
CIK 938145

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER: 0-25834

                                   EASCO, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                   94-3157362          706 South State Street, Girard, Ohio       44420
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer              (Address of principal             (Zip Code)
incorporation or organization)     Identification No.)              executive office)


       Registrant's telephone number, including area code: (330) 545-4311

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 23, 1998 as reported on the Nasdaq National Market, was approximately $49,596,206. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

  Number of shares of common stock outstanding as of March 23, 1998: 10,456,672

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

DOCUMENT INCORPORATED                        PART OF FORM 10-K
---------------------                        -----------------

ANNUAL REPORT TO SHAREHOLDERS                ITEMS 5, 6, 7 AND 8 OF PART II AND
                                             ITEM 14(a)1 OF PART IV

PROXY STATEMENT FOR 1997 ANNUAL MEETING      ITEMS 10, 11, 12 AND 13 OF PART III
OF STOCKHOLDERS TO BE HELD MAY 8, 1998

PART I

ITEM 1.  BUSINESS

GENERAL

         All references to the Company refer to Easco, Inc., its wholly-owned subsidiary, Easco Corporation ("Easco") and its subsidiary, Dolton Aluminum Company, Inc. ("Dolton"). In December, 1994 Easco purchased two extrusion presses and related assets in Kokomo, Indiana, and in January, 1995 it purchased Dolton.

         The Company is the largest independent extruder of soft alloy aluminum products in the United States, with shipments of approximately 307.5 million pounds of aluminum extrusions in 1997, representing an approximate 8% market share. The Company operates 21 aluminum extrusion presses and three casting facilities at twelve plants in five states, and its products include standard and custom profiles (shapes of specific lengths and cross-sectional design), conduit and drawn tubing. The Company also produced vinyl extrusions through operations that have been subsequently sold in January, 1998.

          The Company serves approximately 2,600 customers spanning primarily five industry groups (building and construction, transportation, distribution, electrical and consumer durables), and its extrusions are used in a wide variety of products including door and window frames, truck bodies, truck trailers, recreational vehicles, automobiles, boats, home appliances, patio enclosures and furniture, office furniture and equipment, picture frames, sport and exercise equipment, health care equipment, coaxial cable and electrical conduit.

         During November 1996, the Company's executive staff was reorganized. This reorganization resulted in the turnover of several key executive positions, including President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Sales and Marketing. In addition, the positions of Vice President, Operations and Vice President, Raw Materials were established. The new management team has initiated changes which helped return the Company to profitability in 1997 by focusing on product quality and the improvement of production methods.

         Management's beliefs specified below concerning the Company's potential business opportunities including without limitation with respect to the coaxial cable business, the Company's opportunities for productivity enhancement and long-term profit potential, and other statements that are not historical facts or use forward-looking terminology such as "may," "will," "plans," "expects," "anticipates," "estimates," "intends," "could," "should" or "continue," or the negative thereof or similar terminology, are forward-looking statements that are qualified by the Company's "Cautionary Statement" set forth below which identifies factors that could cause the Company's actual performance to differ materially from that contemplated by any such forward-looking statements.

PRODUCTS

         Overview. The Company's aluminum extrusions are sold to a wide array of industries as summarized in the following table. Aluminum's valuable physical properties include its light weight, resistance to corrosion, thermal and electrical conductivity and high tensile strength.



                                                                                           PERCENTAGE OF TOTAL
                                                                                         ALUMINUM SALES BY WEIGHT

INDUSTRY              PRIMARY CUSTOMERS             PRINCIPAL END-PRODUCTS                 1997          1996
--------              -----------------             ----------------------                 ----          ----

Building and          Manufacturers, assemblers     New and replacement windows and        25%           27%
Construction          and contractors               storm doors, wall partitions,
                                                    structural beams, patio
                                                    enclosures, bleacher seats, road
                                                    signs, skylights and curtain
                                                    walls

Transportation        Manufacturers of vehicles     Components used in truck bodies,       36%           31%
                      and their suppliers           recreational vehicles,
                                                    railcars,  step vans, van
                                                    conversions, automobiles,
                                                    emergency vehicles and livestock
                                                    trailers

Distribution          General metal distributors    Building and construction and          15%           19%
                      and service centers           transportation products and a
                      primarily serving the         variety of general industrial
                      building and construction     applications
                      and transportation industries

Electrical and Other  Manufacturers of coaxial      Coaxial cable, electrical              19%           15%
                      cable and distributors,       conduit, heat sinks and
                      contractors and fabricators   connectors

Consumer Durables     Manufacturers and assemblers  Components for boats, sports and        5%            8%
                      of finished goods and major   exercise equipment, swimming
                      subassemblers                 pools, health care equipment,
                                                    lawn and patio furniture



         The Company does not consider its business to be dependent on sales to any single customer or small number of customers, the loss of which would have a material adverse effect on the Company's business or financial condition, with the possible exception of coaxial cable sheathing sales, which are limited to a market of only two customers, as discussed below. Including sales to this market, the Company's top ten customers accounted for approximately 33% of its 1997 net sales. For additional information on the Company's customers, see "-- Managing Aluminum Price Fluctuations" and "-- Marketing and Distribution; Customer Service."

         Building and Construction. Products for the building and construction industry include new and replacement windows and storm door frames, wall partitions, railings, structural beams and other components, patio enclosures, solariums, skylights, bleacher seats, road signs, curtain walls and other products for both the commercial and residential markets. Window and door products represent one of the Company's single largest markets, comprising approximately 18% of total sales by weight in 1997. The Company's products are sold to manufacturers, assemblers and contractors in both the new construction and replacement window and door markets. The Company's commercial replacement window market is most prevalent in Northeastern cities as older commercial buildings are retrofitted with energy saving windows.

         Transportation. The transportation industry is a significant market for extruded shapes used in truck bodies, recreational vehicles, step vans (delivery vehicles) and van conversions as well as automobiles, beverage delivery trucks, emergency vehicles, livestock trailers and motor homes. Through acquisitions and capital spending, the Company has enhanced its position in the market for transportation products, which represented approximately 36% of the Company's total aluminum sales by weight in 1997. The Company is well positioned geographically to serve this market through its Dolton, Illinois, its Elkhart and Kokomo, Indiana and its Girard and Fostoria, Ohio plants. Since 1995, the Company has expanded its access to the market for large structural aluminum shapes (e.g., aluminum flooring and frame components) used by manufacturers of truck trailers, truck bodies and railcars.

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

         The Company is one of three extruders in the United States that manufactures aluminum electrical conduit pipe. Aluminum conduit is considered to be superior to that manufactured with steel because aluminum is lighter in weight, non-sparking, non-magnetic and resistant to corrosion. Aluminum electrical conduit is frequently specified by engineers for use in applications involving pulp, paper and petrochemicals due to its non-sparking characteristics. The Company also manufactures extrusions for heat sinks, connectors, and other electrical parts that are used by electrical equipment manufacturers and utilities.

         Consumer Durables. The Company extrudes products for manufacturers of finished goods and major sub-assemblers of consumer durable products. End use products in this segment include, among others, boats, sports and exercise equipment, swimming pools, health care equipment, appliances, and lawn and patio furniture. In 1997, sales by weight to the consumer durables market accounted for approximately 5% of the Company's total aluminum sales.

         Vinyl Products. The Company's vinyl extrusions were sold primarily to manufacturers of replacement windows used in the building and construction industry. In 1997, vinyl extrusion shipments totaled 12.2 million pounds, representing approximately 4% of the Company's total shipments by weight. In January, 1998 the Company completed the sale of the vinyl extrusion operation.

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

Raw Materials

         The Company's major raw materials are primary aluminum, aluminum scrap and, to a lesser extent, aluminum billet purchased on the open market. Historically, the Company has produced approximately 80% to 85% of its billet requirements in its own casting facilities utilizing primary aluminum ingot, purchased aluminum scrap and scrap recycled from the Company's extrusion plants. Billet is cast in a number of standard alloys dictated by the physical properties required of the finished product. The balance of the Company's billet requirements are purchased in the open market. The Company plans to be substantially self-sufficient for its billet requirements after the completion of an expansion at its Ahoskie, North Carolina casting facility by the end of the second quarter of 1998.

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

         The Company's scrap aluminum requirements are purchased from scrap brokers, dealers, other extruders and customers. Aluminum scrap sells at a discount to primary aluminum, with the amount of the differential dependent upon aluminum price levels, grade of the scrap and scrap market conditions. These differentials generally make it advantageous for companies with casting capabilities to utilize as high a percentage of scrap in their raw material mix as possible. The differentials, measured as a percentage of primary aluminum prices, have generally been fairly consistent over time.

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

         During the extrusion process, scrap is generated at several stages and is collected and shipped to the Company's casting facilities for recasting into billet. The Company's management is focusing on programs intended to reduce internally generated scrap with a goal of scrap levels below those previously achieved by the Company.

 Fabrication and Finishing

         The Company provides its customers with a variety of value-added services, such as painting, anodizing, thermal filling, threading, bending, cutting to length and drilling. Value-added services enhance the Company's ability to produce factory-finished extrusions that are ready for the customer's manufacturing or assembly processes. Management believes that the Company is an industry leader in painted extrusions, with approximately 76 million pounds shipped in 1997. Approximately 41% of all products sold by the Company in 1997 included some degree of value-added processing.

 Utilization and Capacity

         The Company's objective is to operate at maximum facility utilization, defined as full machine usage three shifts per day, seven days per week, 50 weeks per year. Achievement of this objective would allow the Company to produce approximately 400 million pounds of aluminum extrusions annually, compared to approximately 308 million pounds of aluminum extrusions shipped by the Company in 1997. While several plants already operate at full capacity during periods of high demand, the Company's sales and marketing efforts are focused on achieving greater sales and profitability in the first and fourth quarters, when capacity utilization has generally been lower.

         Management believes the Company operates at a higher level of utilization than the industry average based on the Company's production of approximately 8% of all soft alloy extrusions shipped in 1997 with approximately 4.8% of the industry's active presses. Management believes the Company has a cost advantage over many smaller competitors, since a high level of facility utilization is important in order to utilize operating leverage by spreading fixed costs over the greatest possible production levels.

         The Company believes that its existing and expanded casting facilities, coupled with purchases of extrusion billet and log on the open market as, and to the extent necessary, will be adequate to supply the billet requirements of the Company's extrusion plants operating at full utilization rates. Because efficient in-house casting provides cost advantages, the Company is focusing on improving its casting capability through improved technology and expanded facilities at its Ahoskie, North Carolina casting facility.

MANAGING ALUMINUM PRICE FLUCTUATIONS

         In 1990, the Company began offering its Customer Conversion Program, allowing its larger customers to provide the Company with the primary aluminum ingot needed to produce their extrusion requirements. The Company, in turn, casts the customer-supplied ingot along with its own purchased ingot and scrap aluminum into billet and subsequently manufactures the customer's extrusions to order. The Company performs the casting and extrusion for an agreed upon tolling fee, shipping extruded products to Conversion Program customers in the amount ordered, which generally corresponds to the weight of the aluminum provided by the customer. The Customer Conversion Program offers the Company's customers the flexibility, at their choosing, to lock in aluminum costs by making forward purchases of aluminum ingot. This program effectively eliminates the Company's risk of aluminum price volatility with respect to these larger customers. While some of the Company's competitors have implemented similar programs, management believes the Customer Conversion Program provides the Company with a competitive advantage over the independent extruders that do not have casting operations. Management believes this program increases sales volume and loyalty from certain customers, particularly those that enter into longer term aluminum supply contracts, and consequently will enter into a relationship with the Company for at least the duration of their aluminum supply contract. Furthermore, the program reduces the working capital requirements of the Company by reducing both accounts receivable and inventories. In 1997, shipments under the Customer Conversion Program accounted for 32% of the Company's total pounds shipped, compared to 10.1% in 1990, the first full year of the program.

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

CAPITAL EXPENDITURES

         Beginning in 1992, the Company began implementing a capital expenditure program focused on cost reduction and efficiency improvement projects, particularly relating to improving material handling equipment and reducing scrap rates. Under the Company's capital structure prior to 1992, numerous attractive cost reduction projects could not be undertaken because capital expenditures were generally limited to maintenance-level requirements. During 1990 and 1991, the Company's total capital expenditures averaged $2.0 million annually. From 1993 through 1997, the Company's capital expenditures, excluding the Dolton acquisiton have averaged approximately $9.3 million annually.

         Several key capacity expansion and productivity improvement projects have been completed since 1992, including: new and refurbished extrusion presses; new extrusion press handling systems and one new and one upgraded paint line. In addition, the Company began a $6.5 million expansion of its Ahoskie, North Carolina casting faciltiy in 1997 which the Company plans to have operational by the end of the second quarter of 1998.

MARKETING AND DISTRIBUTION; CUSTOMER SERVICE

         The Company markets its products through a separate sales force based at each facility, selling to approximately 2,600 customers in 1997 in a variety of industries and markets located throughout the U.S., though the Company's primary focus is in the Eastern, Southeastern and Midwestern United States. While overall sales strategy and base pricing management are centralized at the corporate level, each general manager and facility sales staff are responsible for promoting the Company's products, identifying marketing opportunities, servicing customers and aligning their sales efforts with regional customer requirements and plant capabilites. Management believes this provides a higher overall level of customer service and results in a greater degree of customer loyalty. Compensation of the direct sales force is comprised of salary and performance-based bonuses. The Company also utilizes outside sales agents to supplement its marketing effort for certain of its products.

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

         The Company distributes a portion of its products through its own fleet of tractors and trailers. A majority of the Company's tractors and trailers are leased. Management believes that maintaining a fleet of tractor-trailers enhances the level of service to customers by enabling the Company to deliver its products in a more timely manner with less damage. Beginning in 1992, the Company rationalized its distribution strategy by using contract carriers and common carriers for certain long hauls, partial loads and trips where no back haul is available, thereby reducing the number of leased tractors and trailers necessary, and reducing operating costs without materially affecting delivery capabilities.

         Because lead times in the extrusion industry are generally less than one month, the dollar amount of backlog orders is not significant.

COMPETITION

         The soft alloy aluminum extrusion industry is fragmented and highly competitive. Management estimates that, in the United States, over 100 independent and integrated aluminum extruders operate more than 170 aluminum extrusion plants and more than 450 extrusion presses. Management believes a majority of these competitors operate only one or two presses and estimates that nearly one half of the industry's output is produced by large, vertically integrated producers of primary aluminum such as Alumax, Kaiser and Alcoa. Management believes that while capacity within the aluminum extrusion industry has increased during the past two years, it is at a level lower than the late 1980's. The industry has undergone consolidation in recent years, as evidenced by the acquisition of Cressona Aluminum by Alumax and the pending acquisition of Alumax by Alcoa.

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

EMPLOYEES

         As of December 31, 1997, the Company employed 1,968 people, 1,381 of whom were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Operating Engineers and the United Steelworkers of America represent most of the organized employees. Since 1980, the Company has operated without a work stoppage, and Dolton has experienced only one single-day work stoppage in 1991; however, there can be no assurance that work stoppages will not occur in the future. In 1997 two union contracts were successfully renewed. In February, 1998, one union contract was successfully renewed and three additional contracts are scheduled for renewal during the balance of 1998.

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

         While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management, with the assistance of outside environmental consultants, regularly assesses the Company's environmental contingencies. After an extensive review of each operating facility and all known environmental exposures by management and outside environmental consultants during 1997, the Company reduced the recorded environmental reserve by $2.3 million to reflect the Company's best estimate of costs of remedial action as well as any related legal and consulting work. As of December 31, 1997 and 1996, respectively, the Company's environmental reserves totaled $6.3 million and $9.3 million. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

PATENTS

         The Company owns certain patents and licenses some patent rights from third parties. The Company does not believe, however, that its business as a whole, or the business of its industry, is dependent on any single patent, group of patents, trademark or franchise.

EXECUTIVE OFFICERS

     NAME                        AGE      POSITION
     ----                        ---      --------
     Norman E. Wells, Jr.        49       President and Chief Executive Officer
     Terry D. Smith              43       Executive Vice President and Chief Financial Officer
     Joseph M. Byers             53       Vice President, Sales and Marketing
     James R. McKeithan          52       Vice President, Operations
     Lawrence J. Sax             65       Vice President, Raw Materials
     Thomas H. DuFore            43       Vice President, Human Resources

         Mr. Wells joined the Company as President and Chief Executive Officer in November 1996. From March 1993 to November 1996 he was President and Chief Executive Officer for CasTech Aluminum Group Inc. From 1989 to 1993 he held various executive positions with CasTech. Prior to his CasTech experience, he spent 14 years with Kaiser Aluminum.

         Mr. Smith joined the Company as Executive Vice President and Chief Financial Officer in November 1996. Previously he was Vice President, Chief Financial Officer and Treasurer for CasTech Aluminum Group Inc., from 1987 to 1996.

         Mr. Byers joined the Company as Vice President, Sales and Marketing in November 1996. For more than five years previously, he was Vice President, Sales and Marketing for Barmet Aluminum Corporation, a producer of continuous cast aluminum sheet.

         Mr. McKeithan joined the Company as Vice President, Operations in November 1996. Previously he was Vice President, Production for Barmet Aluminum Corporation from 1992 to 1996. Prior thereto he held a similar position with Ravenswood Aluminum Company, a producer of aluminum sheet and plate.

         Mr. Sax joined the Company as Vice President, Raw Materials in December 1996. From 1992 to 1996 he served as Vice President, Materials Management for Barmet Aluminum Corporation. From 1988 to 1992 he served as Vice President, Recycling for WTE Corporation, a materials recycler.

         Mr. DuFore joined the Company as Vice President, Human Resources in April 1997. From 1994 to March, 1997 he served as Vice President, Human Resources for Columbia National Group, Inc. From 1989 to 1994 he served as Director, Human Resources for Barmet Aluminum Corporation.

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

SUBSTANTIAL LEVERAGE

         The Company is highly leveraged with a debt (net of cash) to total capitalization ratio of 49.8% at December 31, 1997. The Company is also permitted to incur additional indebtedness if, at the time, it is able to comply with restrictions under the indenture governing its 10% Senior Notes due 2001 (the "Senior Note Indenture") and the Company's revolving credit agreement (the "Credit Agreement"). The Company is more highly leveraged than certain of its competitors, which may place the Company at a competitive disadvantage. The Company's degree of leverage may make it more vulnerable to a downturn in general economic conditions, particularly in the building and construction and transportation industries, and limit its ability to respond to changing business and economic conditions. In addition, the Company expects that it will likely require additional financing to refinance its Senior Notes at maturity in 2001. There can be no assurance that such additional financing will be available at that time, or available on reasonable terms.

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

VARIABLE COSTS

         In a competitive industry that has experienced limited market growth in recent periods, the Company's operating performance depends to a material extent on its ability to control variable costs. Certain of the Company's costs are significantly affected by factors beyond the Company's control. For example, the Company's casting operations use significant quantities of natural gas, increases in the price of which adversely impacted the Company's operating performance in 1996 and could adversely affect operating performance in future periods. Similarly, the Company's labor costs are affected by regional and national labor market conditions, which could adversely affect labor costs in the event of labor shortages or prevailing wage increases in one or more locations. For example, relatively full employment at certain of the Company's operating locations has contributed to higher labor costs at those locations. The Company attempts to control variable costs in part through capital expenditures that are intended to increase manufacturing efficiency. There can be no assurance that the Company's capital expenditure program will successfully reduce or limit operating costs, or that the Company's other variable costs will not experience material increases.

COMPETITION AND MODERATE BARRIERS TO ENTRY

         The aluminum extrusion industry is fragmented and highly competitive. The Company faces competition from other independent aluminum extruders as well as certain vertically integrated aluminum companies (i.e., those with primary aluminum ingot production capacity) that participate in the extrusion market. Some of the Company's competitors, particularly those that are vertically integrated, have greater financial resources than the Company, and certain competitors have merged in recent years (including Alumax Aluminum and Cressona Aluminum in 1995 and the pending acquisition of Alumax by Alcoa). The impact of competition can be particularly acute in market segments where there are a limited number of customers (e.g., cable sheathing). The aluminum extrusion industry has not experienced significant growth in recent years, and market share expansion may require price competition that can adversely affect profitability. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business or financial condition.

         Other building materials (such as vinyl) may be substituted for aluminum in certain applications (particularly replacement window frames) and competition from manufacturers of these materials could adversely affect the Company's business.

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

ENVIRONMENTAL RISKS

         See "Environmental Matters" in this Annual Report on Form 10-K.

ACQUIRED ASSETS

         The Company may acquire companies or assets that would enable the Company to offer complementary products or expand geographic coverage, and that management considers likely to enhance the Company's operations and profitability. There can be no assurance that any business or assets acquired by the Company will be integrated successfully into the Company's operations or be able to operate profitably. For example, the Company's acquisitions of Dolton in 1995 and certain extrusion assets in Kokomo, Indiana in 1994 have not been profitable, resulting in a special pre-tax charge of approximately $23.3 million to write down the carrying value of certain related assets in the year ended December 31, 1996.

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

CONTROL BY PRINCIPAL STOCKHOLDER

         American Industrial Partners Capital Fund, L.P. ("AIP") beneficially owns 40.5% of Easco, Inc.'s outstanding Common Stock. Accordingly, AIP will have substantial voting power in the election of the Board of Directors of Easco, Inc. and, in general, the determination of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and in preventing or causing a change in control of the Company. American Industrial Partners Management Company ("AIPM") will continue to provide advisory services to the Company on an ongoing basis pursuant to a Services Agreement.

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

ITEM 2.  PROPERTIES

         The Company operates three casting facilities, nine extrusion facilities, one drawn tube facility, one fabrication facility, one vinyl extrusion facility (sold in January,1998), a total of 21 aluminum extrusion presses and four paint lines. The Company's facilities, which are located in five states, are listed below:

                                                                                              NO. OF ACTIVE
                                                                                                ALUMINUM
                                                                                                EXTRUSION
LOCATION                          OPERATIONS                               BLDG. SQ. FT.         PRESSES
--------                          ----------                               -------------         -------
Connecticut:
   Berlin                         Extrusion/Paint                               100,000             2
Illinois:
   Dolton                         Extrusion/Casting                             348,000             2
Indiana:
   Elkhart                        Extrusion                                      80,000             2
   Kokomo(1)                       Extrusion                                     234,000            2

North Carolina:
   Ahoskie                        Casting                                        33,000            --
   Burlington                     Extrusion                                     180,000             4
   Winton                         Extrusion/Fabrication                         370,000             3
                                  Drawn Tube/Paint
Ohio:
   Fostoria                       Extrusion                                      33,000             1
   Girard                         Extrusion/Paint                               343,000             3
   Niles                          Extrusion                                      31,000             2
   Niles                          Casting                                        78,000            --
                                                                           ------------            --
Totals                                                                        1,993,000            21
                                                                           ============            ==

---------------------
1/ The Kokomo facilities is leased. All other facilities are owned.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997 through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The information regarding market price and dividends on the Company's Common Stock and related stockholder matters as required by this Item is incorporated by reference to the inside back cover of the Company's 1997 Annual Report to Stockholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 8 through 12 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages 6 and 7 and pages 13 through 23 of the Company's 1997 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Proposal I -- Election of Directors."

         The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section in Part I, Item I under the caption "Executive Officers."

         The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Ownership of the Company's Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the caption "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements:

        (a) The following documents are filed as a part of this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Operations and Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

           4.1*            Form of Common Stock Certificate

           4.2* Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

           4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)

           4.3(b)*         First Amendment to Credit Agreement dated January 31,
                           1995

           4.3(c)****      Second Amendment to Credit Agreement dated February
                           18, 1997

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

           10.3(a)* Option Agreement for the right to purchase stock of Easco, Inc. between Easco, Inc. and Citicorp Venture Capital

           10.3(b)*        Amendment to Option Agreement dated as of April 12,
                           1995

           10.5(a)****     Easco, Inc. Stock Option Plan dated December 17,
                           1993, as amended effective November 24, 1996+

           10.5(b)(i)      Form of Stock Option Agreement between Easco, Inc.
           ****            and each of Norman E. Wells,  Jr., Terry D.
                           Smith, Joseph M. Byers, Lawrence J. Sax and James R.
                           McKeithan+ ($3.00 exercise price)

                  (ii)     Form of Stock Option Agreement relating to Options
           **** between Easco, Inc. and each of Norman E. Wells, Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+ ($6.00 exercise price)

                  (iii)    Form of Stock Option Agreement relating to Options
           **** between Easco, Inc. and each of Terry D. Smith, Joseph M. Byers, James R. McKeithan and Lawrence J. Sax+ ($5.75 exercise price except for Lawrence J. Sax
                           - $7.25 exercise price)

           10.5(c)****     Employment Agreement between Easco Corporation and
                           Norman E. Wells, Jr. Dated as of December 20, 1996+

           10.5(d)****     Employment Agreement between Easco Corporation and
                           Terry D. Smith dated as of December 20, 1996+

           10.5(e)****     Employment Agreement between Easco Corporation and
                           Joseph M. Byers dated as of December 20, 1996+

           10.5(f)****     Employment Agreement between Easco Corporation and
                           James R. McKeithan dated as of December 20, 1996+

           10.5(g)****     Employment Agreement between Easco Corporation and
                           Lawrence J. Sax dated as of December 30, 1996+

           10.8*           Easco Corporation Supplemental Executive Welfare
                           Benefit Plan+

           10.9**** Easco Corporation Supplemental Executive Retirement Plan as amended effective 1996+

           11.1            Diluted Net Income (Loss) per Common Share

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

           13.1 1997 Annual Report to Stockholders (filed herewith) Only those portions of such Annual Report which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed "filed" as part of this Annual Report on Form 10-K.

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

         **** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 31, 1997.

         +      Executive compensation plan or arrangement

         (b)  Reports on Form 8-K

         A Form 8-K was filed on September 15, 1997 to announce a restructuring at Dolton, an expansion at Ahoskie and management's intent to sell the vinyl operation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

                                   EASCO, INC.


                                   By:       /s/  NORMAN E. WELLS, JR.
                                         ---------------------------------------
                                         Norman E. Wells, Jr., President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 1998.

PRINCIPAL EXECUTIVE OFFICER (AND DIRECTOR)                DIRECTORS


             /s/ NORMAN E. WELLS, JR.                                     /s/ ROBERT CIZIK
---------------------------------------------------       --------------------------------------------------
       Norman E. Wells, Jr., President and                                  Robert Cizik
             Chief Executive Officer

                                                                         /s/ RAYMOND E. ROSS
                                                          --------------------------------------------------
PRINCIPAL ACCOUNTING OFFICER AND                                           Raymond E. Ross
PRINCIPAL FINANCIAL OFFICER

                /s/ TERRY D. SMITH                                       /s/ ROBERT J. KLEIN
---------------------------------------------------       --------------------------------------------------
     Terry D. Smith, Executive Vice President                              Robert J. Klein
           and Chief Financial Officer


                                                                      /s/ LAWRENCE W. WARD, JR.
                                                          --------------------------------------------------
                                                                        Lawrence W. Ward, Jr.


                                                                         /s/ GENE E. LITTLE
                                                          --------------------------------------------------
                                                                           Gene E. Little


                                                                       /s/ THEODORE C. ROGERS
                                                          --------------------------------------------------
                                                                         Theodore C. Rogers


                                                                      /s/ SAMUEL H. SMITH, JR.
                                                          --------------------------------------------------
                                                                        Samuel H. Smith, Jr.

                                INDEX TO EXHIBITS

                                   Description

           Exhibit
           Number          Description
           ------          -----------

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

           4.1*            Form of Common Stock Certificate

           4.2* Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

           4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)

           4.3(b)*         First Amendment to Credit Agreement dated January 31,
                           1995

           4.3(c)****      Second Amendment to Credit Agreement dated February
                           18, 1997

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

           10.3(a)* Option Agreement for the right to purchase stock of Easco, Inc. between Easco, Inc. and Citicorp Venture Capital

           10.3(b)*        Amendment to Option Agreement dated as of April 12,
                           1995


           10.5(a)****     Easco, Inc. Stock Option Plan dated December 17,
                           1993, as amended effective November 24, 1996+

           10.5(b)(i)      Form of Stock Option Agreement between Easco, Inc.
           ****            and each of Norman E. Wells, Jr., Terry D. Smith,
                           Joseph M. Byers, Lawrence J. Sax and James R.
                           McKeithan+ ($3.00 exercise price)

                  (ii)     Form of Stock Option Agreement relating to Options
           **** between Easco, Inc. and each of Norman E. Wells, Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+ ($6.00 exercise price)

                  (iii)    Form of Stock Option Agreement relating to Options
           **** between Easco, Inc. and each of Terry D. Smith, Joseph M. Byers, James R. McKeithan and Lawrence J. Sax+ ($8.75 exercise price except for Lawrence J. Sax
                           - $7.25 exercise price)

           10.5(c)****     Employment Agreement between Easco Corporation and
                           Norman E. Wells, Jr. dated as of December 20, 1996+

           10.5(d)****     Employment Agreement between Easco Corporation and
                           Terry D. Smith dated as of December 20, 1996+

           10.5(e)****     Employment Agreement between Easco Corporation and
                           Joseph M. Byers dated as of December 20, 1996+

           10.5(f)****     Employment Agreement between Easco Corporation and
                           James R. McKeithan dated as of December 20, 1996+

           10.5(g)****     Employment Agreement between Easco Corporation and
                           Lawrence J. Sax dated as of December 30, 1996+

           10.8*           Easco Corporation Supplemental Executive Welfare
                           Benefit Plan+

           10.9**** Easco Corporation Supplemental Executive Retirement Plan as amended effective 1996+

           11.1            Diluted Net Income (Loss) per Common Share

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith) page

           13.1 1997 Annual Report to Stockholders (filed herewith) follows page Only those portions of such Annual Report which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed "filed" as part of this Annual Report on Form 10-K.

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

         **** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 31, 1997.

         +      Executive compensation plan or arrangement