Form 10-Q
period 1998-03-31
EASCO INC /DE/
filed 1998-05-05
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                             Commission file number:
                                     0-25834
                           ---------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding At April 24, 1998
               -----                             -----------------------------
     Common Stock, $0.01 Par Value                         10,466,672

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 .................3

   Condensed Consolidated Statements of Operations for the three months ended
      March 31, 1998 and 1997........................................................................4

   Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 1998 and 1997........................................................................5

   Notes to Condensed Consolidated Financial Statements..............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations......................................................................................7-9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................10

Signature...........................................................................................11

PART I.  FINANCIAL INFORMATION

                          EASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           MARCH 31,    DECEMBER 31,
                                                                             1998            1997
                                                                          ---------     ------------
                                                                         (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                             $   7,944       $   8,470
         Receivables, net                                                    44,236          41,881
         Inventories                                                         30,542          40,059
         Other current assets                                                 2,915           4,061
                                                                          ---------       ---------
                     Total current assets                                    85,637          94,471
                                                                          ---------       ---------
 Property, plant and equipment, net                                          78,969          81,875
 Goodwill, net                                                               52,860          53,238
 Other assets                                                                 6,464           6,680
                                                                          =========       =========
                     Total assets                                         $ 223,930       $ 236,264
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                 $  17,569       $  29,363
         Accrued insurance obligations                                        1,643           3,290
         Accrued payroll                                                      4,882           5,596
         Other current liabilities                                           14,909          15,087
                                                                          ---------       ---------
                     Total current liabilities                               39,003          53,336
 Long-term debt                                                              85,000          85,000
 Deferred income taxes                                                       13,968          14,291
 Accrued pension benefits                                                     1,715           1,760
 Accrued postretirement benefits                                              3,044           2,879
 Other non-current liabilities                                                9,001          10,479
                                                                          ---------       ---------
                     Total liabilities                                      151,731         167,745
                                                                          ---------       ---------
 Commitments and contingencies                                                 --              --

 Stockholders' equity:
         Preferred Stock, $.01 par value, authorized
                     1,000,000 shares; none issued or outstanding              --              --
         Common Stock, $.01 par value, authorized 40,000,000 shares;
                     12,471,894 and 12,440,276 issued and
                     outstanding at March 31, 1998 and
                     December 31, 1997, respectively                            125             124
         Paid-in capital                                                     82,250          81,875
         Retained earnings                                                    9,814           6,510
         Less: treasury stock, 2,005,222 shares                             (19,990)        (19,990)
                                                                          ---------       ---------
                     Total stockholders' equity                              72,199          68,519
                                                                          ---------       ---------
                     Total liabilities and stockholders' equity           $ 223,930       $ 236,264
                                                                          =========       =========


        The accompanying notes are an integral part of these statements.

                          EASCO, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                          -------------------------------------
                                              MARCH 31,          MARCH 31,
                                                1998                1997
                                            ------------       ------------
 Net sales:
    Product                                 $     65,451       $     61,780
    Tolling fees                                  15,403             15,505
                                            ------------       ------------
                                                  80,854             77,285
 Cost of products sold                            71,205             70,505
                                            ------------       ------------
    Gross profit                                   9,649              6,780

 Selling, general and administrative               4,124              3,982
 Amortization of goodwill and other                  414                414
 Management fees                                     225                225
 Non-recurring gain                               (3,041)              --
                                            ------------       ------------
    Operating profit                               7,927              2,159

 Interest expense (net)                            2,052              2,164
                                            ------------       ------------
    Income (loss) before income tax                5,875                 (5)

 Income tax provision (benefit)                    2,467                 (2)
                                            ------------       ------------
Net income (loss)                           $      3,408       $         (3)
                                            ============       ============
Basic earnings (loss) per share             $       0.33       $       0.00
                                            ============       ============
Diluted earnings (loss) per share           $       0.32       $       0.00
                                            ============       ============
Weighted average number of
     common shares                            10,444,159         10,409,670
                                            ============       ============
Weighted average number of
     common shares - assuming dilution        10,795,919         10,579,787
                                            ============       ============



       The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                         -------------------------
                                                                         MARCH 31,       MARCH 31,
                                                                           1998           1997
                                                                         ---------       ---------
Cash flows from operations:
    Net income                                                           $  3,408       $     (3)
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                        1,721          1,788
        Amortization of goodwill and other intangibles                        414            414
        Amortization of deferred debt issue costs                             144            143
        Stock compensation expense                                             52             60
        Gain on sale of assets                                             (3,041)
        Changes in operating assets and liabilities:
           Increase in receivables                                         (3,152)        (2,096)
           Decrease (increase) in inventories                               5,942           (856)
           Decrease in other current assets                                   226          2,350
           (Increase) decrease in other assets                                (98)           737
           (Decrease) increase in other accounts payable,
                    accruals, and other current liabilities               (13,235)         1,226
           Increase in deferred taxes (net)                                    76            124
           Decrease in other noncurrent liabilities                        (1,358)          (557)
                                                                         --------       --------
               Net cash (used for) provided by operating activities        (8,901)         3,330
                                                                         --------       --------
Cash flows from investing activities:
        Proceeds from sale of assets                                       13,225           --
        Property additions (net)                                           (5,070)        (1,598)
                                                                         --------       --------
               Net cash provided by (used for) investing activities         8,155         (1,598)
                                                                         --------       --------
Cash flows from financing activities:
        Issuance of Common Stock                                              324           --
        Cash dividends paid                                                  (104)          (104)
                                                                         --------       --------
               Net cash provided by (used for) financing activities           220           (104)
                                                                         --------       --------
Net (decrease) increase for the period                                       (526)         1,628
Cash and cash equivalents, beginning of period                              8,470         13,245
                                                                         ========       ========
Cash and cash equivalents, end of period                                 $  7,944       $ 14,873
                                                                         ========       ========





        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Easco, Inc. (the "Company") and its wholly-owned subsidiary Easco Corporation ("Easco") and Easco's wholly-owned subsidiary, Dolton Aluminum Company, Inc. ("Dolton"). These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and accordingly do not include all of the information and disclosures generally required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made.

2.  Inventories

At March 31, 1998 and December 31, 1997, inventories consist of:

                                   March 31,     December 31,
                                     1998            1997
                                   ---------     ------------
Raw materials                      $    575       $  2,226
Work-in-process                      17,192         20,028
Finished goods                       14,232         20,308
                                   --------       --------
Total at FIFO cost                   31,999         42,562
Less excess of FIFO cost over
     LIFO values                     (1,457)        (2,503)
                                   --------       --------
Total                              $ 30,542       $ 40,059
                                   ========       ========

         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.

3.  Non-Recurring Gain

         In the first quarter of 1998, the Company realized a pre-tax, non-recurring gain of $3.0 million related to the sale of its vinyl extrusion operations. The transaction was recorded as an asset sale and involved the transfer of all assets and liabilities associated with the vinyl extrusion operations.

4.  Contingencies

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $5.9 million at March 31, 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Easco, Inc. is the largest independent extruder of soft alloy aluminum products in the United States and is a leading producer of painted extrusions. The Company operates 21 aluminum extrusion presses and three casting facilities. The Company's products include standard and custom profiles, conduit and drawn tubing.

Demand remained strong in most of the Company's markets during the first quarter of 1998. Order rates were healthy and shipments increased from last year's first quarter. The Company completed the sale of its vinyl extrusion operation in January, 1998 and recorded a pre-tax nonrecurring gain, net of expenses, of $3.0 million

The expansion of the Company's casting operation in Ahoskie, North Carolina is currently on schedule for a planned late second quarter start-up. In addition, the casting and extrusion equipment upgrade programs at the Company's Dolton, Illinois facility are nearing completion. These upgrades are planned to improve the Dolton operation's efficiency and product quality.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.

                                                        THREE MONTHS ENDED
                                                       MARCH 31,    MARCH 31,
                                                         1998         1997
                                                       ---------    ---------
                                           (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)
Net sales                                              $  80.9       $  77.3
Gross profit                                               9.6           6.8
Nonrecurring gain                                          3.0          --
Operating profit                                           7.9           2.2
Net income (loss)                                      $   3.4       $  (0.3)

Pounds shipped:
      Company-owned material                              52.7          49.6
      Customer Conversion Program                         27.2          28.1
                                                       -------       -------
Total pounds shipped                                      79.9          77.7
                                                       =======       =======
Other performance measures:
Operating profit                                       $   7.9       $   2.2
      Non-cash and nonrecurring charges (income):
            Depreciation and amortization                  2.1           2.2
            Non-recurring gain                            (3.0)         --
                                                       -------       -------
Adjusted EBITDA                                        $   7.0       $   4.4
                                                       =======       =======

Gross profit per pound                                 $ 0.120       $ 0.088
Adjusted EBITDA per pound                              $ 0.088       $ 0.057

Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and, depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. Combined with the Company's turnover of its aluminum inventory and the Company's metal hedging strategies, this program serves to minimize the impact of aluminum price changes on the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
ENDED MARCH 31, 1998 AND 1997

         Net sales for the first quarter of 1998 increased 4.7% to $80.9 million from $77.3 million in the first quarter of 1997. This increase was primarily due to a 2.8% increase in shipments and a lower percentage of shipments under the Customer Conversion Program.

         For the quarter ended March 31, 1998, gross profit was $9.6 million, an increase of 41.2% over $6.8 million for the same period in 1997. This increase was largely a result of process improvement initiatives at each of the Company's manufacturing facilities, particularly it's Dolton, Illinois operations. These initiatives have reduced costs through higher productivity, improved plant safety and reduced spending.

         Selling, general and administrative expenses increased 2.5% from $4.0 million in the first quarter of 1997 to $4.1 million in the same period of 1998. This increase was primarily due to increased selling expenses on the higher sales volume.

         During the first quarter of 1998, the Company recorded a pre-tax nonrecurring gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement.

         Operating profit for the quarter ended March 31, 1998 increased to $7.9 million from $2.2 million for the same period in 1997. Excluding the nonrecurring item, operating income for the three months ended March 31, 1998 was $4.9 million. The increase was primarily a result of the factors discussed above.

         Net interest expense for the first quarter of 1998 was slightly lower than the same period in 1997. The decrease was due to capitalization of interest for the Ahoskie, North Carolina expansion project in 1998.

         For the quarter ended March 31, 1998, net income was $3.4 million compared to a net loss of $0.3 million for the quarter ended March 31, 1997. Income taxes were applied at the Company's estimated effective annual rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks. There were no borrowings and $3.4 million of letters of credit outstanding under the revolving credit facility as of March 31, 1998. Availability under the revolving credit facility was $36.6 million as of March 31, 1998.

         Working capital at March 31, 1998 was $46.6 million compared to $41.1 million at December 31, 1997. This increase was principally due to higher accounts receivable from increased sales and lower accounts payable offset in part by cash generated from reduced inventory quantities. Inventory quantities were reduced to more normal levels after a planned build at the end of 1997.

         Cash flow from investing activities includes $13.2 million of proceeds from the sale of the Company's vinyl extrusion operation. Capital expenditures totaled $5.3 million for the first three months of 1998 compared to $1.6 million in the same period of 1997. The Company intends to incur capital spending of approximately $10.0 million for the remainder of 1998. The Company is making these expenditures to purchase, modernize or upgrade production equipment and to maintain facilities. The costs of these capital projects, which would normally be funded out of the Company's operating cash flow and borrowings, if necessary, under the revolving line of credit, are being funded in the near term with proceeds from the sale of the vinyl extrusion operation. In addition, the

Company expects to receive proceeds of approximately $6.0 million during the second quarter from an industrial revenue bond issue related to the ongoing Ahoskie, North Carolina expansion.

         Long-term debt consisted of $85.0 million of 10% Senior Notes, due 2001 at March 31, 1998 and December 31, 1997. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         The Company believes that it's cash flow from operations and available sources of borrowings will be sufficient to finance its anticipated cash requirements at least until the expiration date of the Company's revolving credit facility in 2000, at which time the Company would expect to renew or replace that facility.

RISK MANAGEMENT

         In the normal course of business, the Company enters into forward fixed price arrangements with certain of its customers. The aluminum cost component of the forward sales contracts is typically fixed for the duration of the contracts. In order to hedge its exposure to aluminum price volatility under these forward sales contracts, the Company may enter into aluminum futures contracts based on the scheduled deliveries of product. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements. However, the Company only uses recognized brokerage firms for the purchase of aluminum futures contracts and does not anticipate non-performance by these counterparties. Gains and losses on aluminum futures contracts are deferred and recognized as product is shipped in satisfaction of the hedged sales contracts.

         At March 31, 1998, the Company was a party to aluminum futures contracts with a nominal value of $7.2 million. These aluminum futures contracts cover approximately 10.4 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of March 31, 1998, the nominal value of the aluminum futures contracts was approximately $250,000 greater than market value.

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

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. The Company's performance may also be affected by other risks and uncertainties that may cause actual performance to differ materially from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to maximize capacity utilization, and the costs associated with any such effects; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers (including, among others, Alcoa which recently agreed to acquire Alumax, one of the Company's principal competitors); developments with respect to contingencies such as environmental matters and litigation; the impact on variable costs of changes in labor market conditions and energy and raw materials costs (primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; whether the Company's management team hired in late 1996 will be able to improve operations and profitability as planned; whether and to what extent the Company's capital expenditures can achieve reductions in variable costs; whether the restructuring of the Company's Dolton, Illinois facility in 1997 will produce the cost savings and profitability improvements planned by Management; and the Company's ability to integrate and operate acquired facilities on a profitable basis. For further information see the section titled "Cautionary Statement" in Part I, Item 1 of the Company's annual report on Form 10-K.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

11.1 Computation of earnings per share for the three months ended
March 31, 1998 and 1997.


(b) Reports on Form 8-K

None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EASCO, INC.

April 24, 1998                   /s/ Terry D. Smith
                              ------------------------
                                 Terry D. Smith
                 Executive Vice President and Chief Financial Officer
                            Secretary and Treasurer
                   (Principal Accounting Officer duly authorized
                     to sign on behalf of the Registrant)