Form 10-Q
period 1998-06-30
EASCO INC /DE/
filed 1998-08-11
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834

                              --------------------
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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT AUGUST 10, 1998
                -----                         ------------------------------
     Common Stock, $0.01 Par Value                      10,475,339

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 ..................3

   Condensed Consolidated Statements of Operations for the three and six months ended
      June 30, 1998 and June 30,1997.................................................................4

   Condensed Consolidated Statements of Cash Flows for the six months ended
      June 30, 1998 and June 30, 1997................................................................5

   Notes to Condensed Consolidated Financial Statements..............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations........................................................................................8

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.........................................13

Item 5. Other Information...........................................................................13

Item 6. Exhibits and Reports on Form 8-K............................................................13

Signature...........................................................................................14

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          EASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1998                 1997
                                                                       -----------------    ---------------
                                                                          (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                              $  18,876           $   8,470
         Receivables, net                                                     41,779              41,881
         Inventories                                                          28,024              40,059
         Other current assets                                                  3,627               4,061
                                                                           ---------           ---------
                     Total current assets                                     92,306              94,471
                                                                           ---------           ---------

 Property, plant and equipment, net                                           80,370              81,875
 Goodwill, net                                                                52,482              53,238
 Other assets                                                                  6,284               6,680
                                                                           =========           =========
                     Total assets                                          $ 231,442           $ 236,264
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                  $  20,254           $  29,363
         Accrued insurance obligations                                         3,232               3,290
         Accrued payroll                                                       5,338               5,596
         Other current liabilities                                            15,501              15,087
                                                                           ---------           ---------
                     Total current liabilities                                44,325              53,336

 Long-term debt                                                               85,000              85,000
 Deferred income taxes                                                        13,968              14,291
 Accrued pension benefits                                                      1,661               1,760
 Accrued postretirement benefits                                               3,194               2,879
 Other non-current liabilities                                                 8,946              10,479
                                                                           ---------           ---------
                     Total liabilities                                       157,094             167,745
                                                                           ---------           ---------

 Commitments and contingencies                                                     -                   -

 Stockholders' equity:
         Preferred Stock, $.01 par value, authorized
                     1,000,000 shares; none issued or outstanding                  -                   -
         Common Stock, $.01 par value, authorized
                     40,000,000 shares; 12,479,561 and 12,440,276
                     issued and outstanding at June 30, 1998 and
                     December 31, 1997, respectively                             125                 124
         Paid-in capital                                                      82,371              81,875
         Retained earnings                                                    11,842               6,510
         Less: treasury stock, 2,005,222 shares                              (19,990)            (19,990)
                                                                           ---------           ---------
                     Total stockholders' equity                               74,348              68,519
                                                                           ---------           ---------
                     Total liabilities and stockholders' equity            $ 231,442           $ 236,264
                                                                           =========           =========


        The accompanying notes are an integral part of these statements.

                           EASCO, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                          -------------------------------------   -------------------------------------
                                                JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                  1998                1997                1998                1997
                                          ------------------  -----------------   -----------------   -----------------

 Net sales:
    Product                                        $ 65,228           $ 73,585           $ 130,679           $ 135,365
    Tolling fees                                     15,710             16,401              31,113              31,906
                                          ------------------  -----------------   -----------------   -----------------
                                                     80,938             89,986             161,792             167,271
 Cost of products sold                               70,045             78,974             141,250             149,479
                                          ------------------  -----------------   -----------------   -----------------
    Gross profit                                     10,893             11,012              20,542              17,792

 Selling, general and administrative                  4,545              5,413               8,669               9,395
 Amortization of goodwill and other                     414                414                 828                 828
 Management fees                                        225                225                 450                 450
 Non-recurring gain                                       -                  -              (3,041)                  -
                                          ------------------  -----------------   -----------------   -----------------
    Operating profit                                  5,709              4,960              13,636               7,119

 Interest expense (net)                               2,038              2,067               4,090               4,231
                                          ------------------  -----------------   -----------------   -----------------
    Income before income tax                          3,671              2,893               9,546               2,888

 Income tax provision                                 1,539              1,400               4,006               1,398
                                          ------------------  -----------------   -----------------   -----------------
 Net income                                         $ 2,132            $ 1,493             $ 5,540             $ 1,490
                                          ==================  =================   =================   =================


 Basic earnings per share                           $  0.20            $  0.14             $  0.53             $  0.14
                                          ==================  =================   =================   =================

 Diluted earnings per share                         $  0.20            $  0.14             $  0.51             $  0.14
                                          ==================  =================   =================   =================

 Weighted average number of
     common shares                               10,471,065         10,409,670          10,457,704          10,409,670
                                          ==================  =================   =================   =================

 Weighted average number of
     common shares - assuming dilution           10,812,724         10,603,077          10,804,368          10,591,496
                                          ==================  =================   =================   =================



        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                        -----------------------------------
                                                                           JUNE 30,             JUNE 30,
                                                                             1998                 1997
                                                                        --------------        -------------

Cash flows from operations:
    Net income                                                               $  5,540           $  1,490
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                            3,431              3,577
        Amortization of goodwill and other intangibles                            828                828
        Amortization of deferred debt issue costs                                 288                286
        Stock compensation expense                                                105                110
        Gain on sale of assets                                                 (3,041)                 -
        Changes in operating assets and liabilities:
           Increase in receivables                                               (695)           (10,980)
           Decrease (increase) in inventories                                   8,460             (2,846)
           (Increase) decrease in other current assets                           (486)             2,330
           Increase in other assets                                               (98)              (975)
           (Decrease) increase in other accounts payable,
                    accruals, and other current liabilities                    (7,913)            16,388
           Increase (decrease) in deferred taxes (net)                             76                (88)
           Decrease in other noncurrent liabilities                            (1,317)              (248)
                                                                             --------           --------
               Net cash provided by operating activities                        5,178              9,872
                                                                             --------           --------

Cash flows from investing activities:
        Proceeds from sale of assets                                           13,225                  -
        Property additions (net)                                               (8,181)            (3,014)
                                                                             --------           --------
               Net cash provided by (used for) investing activities             5,044             (3,014)
                                                                             --------           --------

Cash flows from financing activities:
        Issuance of Common Stock                                                  392                  -
        Cash dividends paid                                                      (208)              (208)
                                                                             --------           --------
               Net cash provided by (used for) financing activities               184               (208)
                                                                             --------           --------

Net increase for the period                                                    10,406              6,650
Cash and cash equivalents, beginning of period                                  8,470             13,245
                                                                             ========           ========
Cash and cash equivalents, end of period                                     $ 18,876           $ 19,895
                                                                             ========           ========





        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




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

         During the fourth quarter of 1997, the Company changed the way it classifies freight costs. As a result of the reclassification, gross profit and selling, general and administrative expenses decreased $3.6 million and $4.6 million, respectively, for the quarter ended June 30, 1998 and 1997. For the six months ended June 30, 1998 and 1997 gross profit and selling, general and administrative expenses decreased $8.1 million and $8.7 million, respectively.

2.  Inventories

At June 30, 1998 and December 31, 1997, inventories consist of:

                                        June 30,               December 31,
                                          1998                     1997
                                    --------------            -------------

Raw materials                       $        4,701            $       2,226
Work-in-process                             11,232                   20,028
Finished goods                              12,091                   20,308
                                    --------------            -------------
Total at FIFO cost                          28,024                   42,562
Less excess of FIFO cost over
     LIFO values                                 -                   (2,503)
                                    --------------            -------------
Total                               $       28,024            $      40,059
                                    ==============            =============


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

4.  Subsequent Event

         On July 22, 1998 the Company announced that it will commence an offer to purchase up to 1,000,000 shares of its common stock, or approximately 9.5% of its shares outstanding, from existing stockholders. The Company will conduct the tender offer through a procedure commonly referred to as a "Dutch Auction" in which stockholders can tender their shares at prices not in excess of $12.00 nor less than $9.00 per share.

5.  Contingencies

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $5.5 million for environmental contingencies at June 30, 1998.

6. New Accounting Pronouncements

         During February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 refines and standardizes the disclosure requirements for employer sponsored pension and postretirement plans. The Company is currently evaluating this statement and management does not believe that implementation of this standard will be material to the Company's financial position, results of operations or cash flows.
         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, this statements may have on its financial position or the results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Easco, Inc. is the largest independent extruder of soft alloy aluminum products in the United States and is a leading producer of painted extrusions. The Company operates 21 aluminum extrusion presses and three casting facilities. The Company's products include standard and custom profiles, conduit, cable sheathing and drawn tubing.

Demand was strong in most of the Company's markets during the second quarter of 1998 with the notable exception of the coaxial cable sheathing market where shipments were off over 30%. The struggling Asian economy has negatively impacted the demand for coaxial cable overseas and domestic order rates have not offset this shortfall. As a result, the Company's shipments of aluminum products declined slightly for the quarter ended June 30, 1998 when compared to the same quarter in 1997. Total shipments declined by a larger percentage in the 1998 quarter due to the absence of vinyl product shipments. The Company completed the sale of its vinyl extrusion operation in January, 1998, recording a pre-tax nonrecurring gain, net of expenses, of $3.0 million.

Although metal margins widened in the second quarter of 1998 compared to the same quarter last year, a narrowing of the price differential between aluminum scrap, a major feedstock for the Company, and primary aluminum partially offset the metal margin increase. Due to supply and demand conditions in the United States, there was a significant contraction in the difference between the cost of aluminum scrap and the price of primary aluminum in the second quarter. In many instances, the Company is now competing with aluminum rolling mills for the available supply of aluminum extrusion scrap. As a result, the profit enhancement realized from the Company's predominantly scrap based casting operations was reduced. While the Company does not anticipate these conditions to continue for the long-term, there can be no assurance that they will not persist for the foreseeable future and continue to reduce the Company's overall metal margins.

The Company's casting expansion in Ahoskie, North Carolina began production in the first week of July 1998 and is anticipated to steadily increase production during the third quarter. As a result, the Company expects to be substantially self-sufficient with respect to billet requirements in the near term. The upgrade programs at the Company's Dolton, Illinois ("Dolton") facility are essentially complete, and improvements have been realized in both the casting and extruding operations. The Company anticipates additional operating efficiencies as the upgrades and process improvements are more fully implemented.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,          JUNE 30,        JUNE 30,            JUNE 30,
                                                       1998              1997             1998                1997
                                                   -------------    --------------   -------------        -----------
                                                                  (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)

Net sales                                            $   80.9          $   90.0          $  161.8           $  167.3
Gross profit                                             10.9              11.0              20.5               17.8
Non-recurring gain                                          -                 -               3.0                  -
Operating profit                                          5.7               5.0              13.6                7.1
Net income                                           $    2.1          $    1.5          $    5.5           $    1.5

Pounds shipped:
      Company-owned material                             52.6              57.1             105.2              106.7
      Customer Conversion Program                        27.5              28.6              54.8               56.7
                                                     --------          --------          --------           --------
Total pounds shipped                                     80.1              85.7             160.0              163.4
                                                     ========          ========          ========           ========

Other performance measures:
Operating profit                                     $    5.7          $    5.0          $   13.6           $    7.1
      Non-cash and non-recurring items:
            Depreciation and amortization                 2.1               2.2               4.2                4.4
            Non-recurring gain                              -                 -              (3.0)                 -
                                                     --------          --------          --------           --------
Adjusted EBITDA (1)                                  $    7.8          $    7.2          $   14.8           $   11.5
                                                     ========          ========          ========           ========

Cash flows provided by operations                    $   14.1          $    6.6          $    5.2           $    9.9
                                                     ========          ========          ========           ========
Cash flows provided by (used for) investing          $   (3.2)         $   (1.4)         $    5.0           $   (3.0)
                                                     ========          ========          ========           ========
Cash flows provided by (used for) financing          $      -          $   (0.1)         $    0.2           $   (0.2)
                                                     ========          ========          ========           ========

Gross profit per pound                               $  0.136          $  0.128          $  0.128           $  0.109
Adjusted EBITDA per pound                            $  0.097          $  0.084          $  0.093           $  0.070

(1) Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.



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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 1998 AND 1997

         Net sales for the second quarter of 1998 decreased 10.1% to $80.9 million from $90.0 million in the second quarter of 1997. This decrease was primarily due to lower volumes as a result of the sale of the Company's vinyl extrusion operations in January 1998, a 30% decrease in shipments of cable sheathing and a decline in the market price of aluminum which has resulted in reduced selling prices for the Company's products. For the six months ended June 30, 1998, net sales were $161.8 million compared to $167.3 million for the same period in 1997. This decrease is primarily a result of the sale of the vinyl extrusion operation, lower cable sheathing shipments, reduced selling prices and a lower percentage of Customer Conversion Program shipments.

         For the quarter ended June 30, 1998, gross profit was $10.9 million, essentially level with $11.0 million for the same period in 1997. Gross profit was level despite the decrease in shipments primarily due to slightly wider metal margins in the second quarter of 1998 and reduced scrap rates, higher press productivity and increased casthouse production at Dolton. Gross profit for the six months ended June 30, 1998 increased 15.2% to $20.5 million from $17.8 million for the six months ended June 30, 1997. This increase is a result of wider metal margins, the improved performance at Dolton and manufacturing efficiencies gained as a result of the Company's process improvement initiatives such as higher plant yields and increased press productivity.

         Selling, general and administrative expenses decreased 16.7% from $5.4 million in the first quarter of 1997 to $4.5 million in the same period of 1998. This decrease was primarily due to reduced selling expenses as a result of the lower shipments discussed above. For the six months ended June 30, 1998 selling, general and administrative expenses were $8.7 million, a decrease of 7.4% from $9.4 million for the six months ended June 30, 1997. This decrease was due to a reduction in selling expenses as a result of the lower volume in the six month period ended June 30, 1998.

         During the first quarter of 1998, the Company recorded a pre-tax nonrecurring gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement.

         Operating profit for the quarter ended June 30, 1998 increased 14% to $5.7 million from $5.0 million for the same quarter in 1997. For the six months ended June 30, 1998 operating profit was $13.6 million compared to $7.1 million for the same period in 1997. Excluding the nonrecurring item, operating income for the six months ended June 30, 1998 was $10.6 million. The increases were primarily a result of the factors discussed above.

         Net interest expense for the second quarter and first six months of 1998 was slightly lower than the same periods in 1997. The decrease was due to capitalization of interest for the Ahoskie, North Carolina expansion project in 1998 and an increase in average cash available for investment in 1998.

         For the quarter and six months ended June 30, 1998, net income was $2.1 million and $5.5 million, respectively, compared to $1.5 million for the quarter and six month period ended June 30, 1997. Income taxes were provided for at the Company's estimated effective annual rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks. There were no borrowings and $3.4 million of letters of credit outstanding under the revolving credit facility as of June 30, 1998. As a result, availability under the revolving credit facility was $36.6 million as of June 30, 1998.

         Working capital at June 30, 1998 was $48.0 million compared to $41.1 million at December 31, 1997. This increase was principally due to cash generated from the sale of the vinyl extrusion operations in January 1998.

         Cash flow from investing activities includes $13.2 million of proceeds from the sale of the Company's vinyl extrusion operation. Capital expenditures totaled $8.2 million for the first six months of 1998 compared to $3.0 million in the same period of 1997. The Company intends to incur capital spending of approximately $7.8 million for the remainder of 1998. The Company is making these expenditures to purchase, modernize or upgrade production equipment and to maintain facilities. The costs of these capital projects, which would normally be funded out of the Company's operating cash flow and borrowings, if necessary, under the revolving credit facility, are being funded in the near term with proceeds from the sale of the vinyl extrusion operation. In addition, the Company expects to receive proceeds of approximately $6.0 million during the third quarter from an industrial revenue bond issue related to the Ahoskie, North Carolina expansion, although no assurance can be given that the revenue bond issue will be completed.

         Long-term debt consisted of $85.0 million of 10% Senior Notes due 2001 at June 30, 1998 and December 31, 1997. The Senior Notes became callable on March 15, 1998. The Company is considering alternatives with respect to the Senior Notes including a potential refinancing of the Senior Notes. There can be no assurance, however, when or under what terms the Company will pursue such a refinancing. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         On July 22, 1998, the Company commenced the Offer to purchase up to 1,000,000 shares of its Common Stock at a price not in excess of $12.00 nor less than $9.00 per share. If the Company purchases 1,000,000 shares of its Common Stock pursuant to the Offer at a price of $12.00 per share, the Company expects that it will incur aggregate costs, including fees and expenses attributable to the Offer, of approximately $12.5 million. At the time of the purchase of shares pursuant to the Offer, the Company expects that available cash will be reduced by several million dollars below the cash available at June 30, 1998 due to seasonal working capital needs. Consequently, the Company may finance payment of a portion of the costs of the Offer through borrowings under its revolving credit facility. The balance of the costs will be paid from available cash.

         The Company believes that its cash flow from operations and available sources of borrowings will be sufficient to finance its anticipated cash requirements, including the Offer, at least until the expiration date of the Company's revolving credit facility in 2000, at which time the Company would expect to renew or replace that facility.

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

         At June 30, 1998, the Company was a party to aluminum futures contracts with a nominal value of $11.0 million. These aluminum futures contracts cover approximately 16.6 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of June 30, 1998, the nominal value of the aluminum futures contracts was approximately $716,000 greater than market value.

CAUTIONARY STATEMENT

         Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, including, but not limited to, the third and fourth paragraphs of the section titled "Overview", the third, fifth and sixth paragraphs of the section entitled "Financial Condition; Liquidity and Capital Resources" and the first paragraph of the section entitled "Risk Management", concerning anticipated events are forward-looking statements as such term is used under the Private Securities Litigation Reform Act of 1995. Future events, including the Company's performance, may be affected by many factors, including those discussed below, that may cause actual events to differ materially from events suggested by any forward-looking statements.

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. The Company's performance may also be affected by other risks and uncertainties that may cause actual performance to differ materially from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to maximize capacity utilization, and the costs associated with any such effects; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers (including, among others, Alcoa, which recently acquired Alumax one of the Company's principal competitors); developments with respect to contingencies such as environmental matters and litigation; the impact on variable costs of changes in labor market conditions and energy and raw materials costs (primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; changes in financial markets and interest rates and the availability of capital at an acceptable cost; whether the Company's management team hired in late 1996 will be able to improve operations and profitability as planned; whether and to what extent the Company's capital expenditures can achieve reductions in variable costs; whether the Company's computer systems will be successfully updated to eliminate the "year 2000" issue, and at what cost, and whether and to what extent the Company's customer and supplier relationships are affected by this issue; whether the restructuring of the Company's Dolton, Illinois facility in 1997 will produce the cost savings and profitability improvements planned by management; and the Company's ability to integrate and operate acquired facilities on a profitable basis. For further information see the section titled "Cautionary Statement" in Part I, Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Easco, Inc. was held on May 8, 1998. At the Annual Meeting, stockholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

1. Election of three directors to hold office for a term of three years.

         Directors elected were Samuel H. Smith, Jr., Gene E. Little and Kim A. Marvin.



                                           Samuel H. Smith, Jr.            Gene E. Little              Kim A. Marvin
                                           --------------------            --------------              -------------
           Shares For                                 8,183,856                 8,184,856                  8,156,484
           Shares Withheld                                8,238                     7,238                     35,610
           Total                                      8,192,094                 8,192,094                  8,192,094


Other directors continuing their terms for 1998 are: Norman E. Wells, Jr., Theodore C. Rogers, Lawrence W. Ward, Jr., Raymond E. Ross and Robert J. Klein.

2. Ratification of the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

         Shares For                         8,183,024

         Shares Against                         5,170

         Shares Abstain                         3,900
                                            ---------

                  Total                     8,192,094



ITEM 5. OTHER INFORMATION

         On May 8, 1998, the Board of Directors of the Company amended and restated the Company's By-laws. The Amended and Restated By-laws include, among other things, a provision requiring advance notice to the Company of nominations of persons for election to the Board of Directors or other proposals by the Company's stockholders to be presented at any annual or special meeting. A copy of the Amended and Restated By-laws of the Company is attached hereto as Exhibit
3.2 and incorporated herein by reference.

         Proposals of stockholders not intended for inclusion in the Company's 1999 Proxy Statement must be received in writing by the Secretary of the Company prior to March 9, 1999 in order to preclude the Company's use of its discretionary proxy voting authority when the proposal is raised at the 1999 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits

 3.2     Amended and Restated By-laws of Easco, Inc.

11.1 Computation of earnings per share for the three months ended June 30, 1998 and June 30, 1997.

  27     Financial Data Schedule

(b) Reports on Form 8-K

None

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           EASCO, INC.






August 10, 1998                             /s/ Terry D. Smith
                                 ----------------------------------------
                                             Terry D. Smith
                           Executive Vice President and Chief Financial Officer
                                         Secretary and Treasurer
                              (Principal Accounting Officer duly authorized
                                   to sign on behalf of the Registrant)