Form 10-Q
period 1998-09-30
EASCO INC /DE/
filed 1998-11-05
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834

                              ---------------------

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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT NOVEMBER 3, 1998
                -----                        -------------------------------
     Common Stock, $0.01 Par Value                    9,453,027

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 1998 and
      December 31, 1997 .............................................................................3

   Condensed Consolidated Statements of Operations for the three and nine months ended
      September 30, 1998 and September 30, 1997......................................................4

   Condensed Consolidated Statements of Cash Flows for the nine months ended
      September 30, 1998 and September 30, 1997......................................................5

   Notes to Condensed Consolidated Financial Statements..............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations........................................................................................8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................14

Signature...........................................................................................15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          EASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1998                1997
                                                                             -----------------  -----------------
                                                                                (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                                         $ 1,859            $ 8,470
         Receivables, net                                                              41,111             41,881
         Inventories                                                                   30,071             40,059
         Other current assets                                                           2,986              4,061
                                                                             -----------------  -----------------
                     Total current assets                                              76,027             94,471
                                                                             -----------------  -----------------

 Property, plant and equipment, net                                                    81,537             81,875
 Goodwill, net                                                                         52,104             53,238
 Other assets                                                                           6,224              6,680
                                                                             -----------------  -----------------
                     Total assets                                                   $ 215,892          $ 236,264
                                                                             =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                            $ 19,491           $ 29,363
         Accrued insurance obligations                                                  3,265              3,290
         Accrued payroll                                                                5,715              5,596
         Other current liabilities                                                     11,255             15,087
                                                                             -----------------  -----------------
                     Total current liabilities                                         39,726             53,336

 Long-term debt                                                                        85,000             85,000
 Deferred income taxes                                                                 13,968             14,291
 Accrued pension benefits                                                               1,614              1,760
 Accrued postretirement benefits                                                        3,049              2,879
 Other non-current liabilities                                                          8,452             10,479
                                                                             -----------------  -----------------
                     Total liabilities                                                151,809            167,745
                                                                             -----------------  -----------------

 Commitments and contingencies                                                              -                  -

 Stockholders' equity:
         Preferred Stock, $.01 par value, authorized
                     1,000,000 shares; none issued or outstanding                           -                  -
         Common Stock, $.01 par value, authorized 40,000,000 shares;
                     12,480,561 and 12,440,276 issued and outstanding at
                     September 30, 1998 and December 31, 1997, respectively               125                124
         Paid-in capital                                                               82,426             81,875
         Retained earnings                                                             13,784              6,510
         Less: treasury stock, 3,027,534 and 2,005,222 shares
                   at September 30, 1998 and December 31, 1997, respectively          (32,252)           (19,990)
                                                                             -----------------  -----------------
                     Total stockholders' equity                                        64,083             68,519
                                                                             -----------------  -----------------
                     Total liabilities and stockholders' equity                     $ 215,892          $ 236,264
                                                                             =================  =================

        The accompanying notes are an integral part of these statements.

                           EASCO, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -------------------------------------   -------------------------------------
                                            SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                1998                1997                1998                1997
                                          ------------------  -----------------   -----------------   -----------------

 Net sales:
    Product                                        $ 61,690           $ 75,063           $ 192,369           $ 210,434
    Tolling fees                                     16,118             14,474              47,231              46,374
                                          ------------------  -----------------   -----------------   -----------------
                                                     77,808             89,537             239,600             256,808
 Cost of products sold                               66,974             78,826             208,224             228,305
                                          ------------------  -----------------   -----------------   -----------------
    Gross profit                                     10,834             10,711              31,376              28,503

 Selling, general and administrative                  4,453              3,771              13,122              13,166
 Amortization of goodwill and other                     414                414               1,242               1,242
 Management fees                                        225                225                 675                 675
 Non-recurring items                                      -              1,662              (3,041)              1,662
                                          ------------------  -----------------   -----------------   -----------------
    Operating profit                                  5,742              4,639              19,378              11,758

 Interest expense (net)                               2,214              2,205               6,304               6,436
                                          ------------------  -----------------   -----------------   -----------------
    Income before income tax                          3,528              2,434              13,074               5,322

 Income tax provision                                 1,483              1,157               5,489               2,555
                                          ------------------  -----------------   -----------------   -----------------
 Net income                                         $ 2,045            $ 1,277             $ 7,585             $ 2,767
                                          ==================  =================   =================   =================


 Basic earnings per share                           $  0.20            $  0.12             $  0.73              $ 0.27
                                          ==================  =================   =================   =================

 Diluted earnings per share                         $  0.20            $  0.12             $  0.71              $ 0.26
                                          ==================  =================   =================   =================

 Weighted average number of
     common shares                               10,064,029         10,413,561          10,325,037          10,410,686
                                          ==================  =================   =================   =================

 Weighted average number of
     common shares - assuming dilution           10,323,265         10,736,287          10,642,238          10,629,319
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

                          EASCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                       ------------------------------
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           1998             1997
                                                                       -------------    -------------

Cash flows from operations:
    Net income                                                            $  7,585        $  2,767
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                         5,295           5,399
        Amortization of goodwill and other intangibles                       1,242           1,242
        Amortization of deferred debt issue costs                              432             429
        Stock compensation expense                                             157             161
        Gain on sale of assets                                              (3,041)              -
        Changes in operating assets and liabilities:
           Increase in receivables                                             (27)         (6,870)
           Decrease (increase) in inventories                                6,413          (5,904)
           Decrease in other current assets                                    155           1,815
           (Increase) decrease in other assets                                (218)             76
           (Decrease) increase in accounts payable,
                    accruals, and other current liabilities                (12,516)          9,324
           Increase in deferred taxes (net)                                     76             108
           (Decrease) increase in other noncurrent liabilities              (2,002)            530
                                                                          --------        --------
               Net cash provided by operating activities                     3,551           9,077
                                                                          --------        --------

Cash flows from investing activities:
        Proceeds from sale of assets                                        13,225               -
        Property additions (net)                                           (11,212)         (6,000)
                                                                          --------        --------
               Net cash provided by (used for) investing activities          2,013          (6,000)
                                                                          --------        --------

Cash flows from financing activities:
        Issuance of Common Stock                                               400             153
        Purchase of treasury stock                                         (12,262)              -
        Cash dividends paid                                                   (313)           (312)
                                                                          --------        --------
               Net cash used for financing activities                      (12,175)           (159)
                                                                          --------        --------

Net (decrease) increase for the period                                      (6,611)          2,918
Cash and cash equivalents, beginning of period                               8,470          13,245
                                                                          --------        --------
Cash and cash equivalents, end of period                                  $  1,859        $ 16,163
                                                                          ========        ========




        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




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

         During the fourth quarter of 1997, the Company changed the way it classifies freight costs. As a result of the reclassification, gross profit and selling, general and administrative expenses decreased $4.7 million and $4.6 million, respectively, for the quarter ended September 30, 1998 and 1997. For the nine months ended September 30, 1998 and 1997 gross profit and selling, general and administrative expenses decreased $12.8 million and $13.3 million, respectively.

2.  Inventories

At September 30, 1998 and December 31, 1997, inventories consist of:

                                     September 30,           December 31,
                                        1998                     1997
                                    --------------           -------------

Raw materials                       $       5,012            $      2,226
Work-in-process                            13,980                  20,028
Finished goods                             11,079                  20,308
                                    --------------           -------------
Total at FIFO cost                         30,071                  42,562
Less excess of FIFO cost over
     LIFO values                                -                  (2,503)
                                    --------------           -------------
Total                               $      30,071            $     40,059
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

4.  Common Stock

         During August, 1998 the Company purchased 1,022,312 shares of its common stock, or approximately 9.5% of its shares outstanding, from existing stockholders for $11.50 per share. The Company recorded the transaction as a treasury stock purchase.

5.  Contingencies

Litigation

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $4.4 million for environmental contingencies at September 30, 1998.

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

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, this statement may have on its financial position or the results of its operations.

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

Demand was strong in most of the Company's markets during the third quarter of 1998, particularly the truck trailer and automotive sectors. However, the coaxial cable sheathing market continued to be off approximately 30% from last year's levels. The depressed Asian economy has negatively impacted the demand for coaxial cable overseas and domestic order rates are not offsetting this shortfall. As a result, the Company's shipments of aluminum products declined slightly for the quarter ended September 30, 1998 when compared to the same quarter in 1997. Total shipments declined by a larger percentage in the 1998 quarter due to the absence of vinyl product shipments. The Company completed the sale of its vinyl extrusion operation in January, 1998, recording a pre-tax nonrecurring gain, net of expenses, of $3.0 million. Most recently, the Company has noted some softness in the recreational vehicle sector. While the Company believes this slowness is related to normal seasonal fluctuations, there is a risk that order activity is being impacted by deteriorating economic conditions. Shipments to the recreational vehicle market are a significant component of the business at the Company's Elkhart, Indiana location.

Differentials between aluminum scrap, a major feedstock for the Company, and primary aluminum widened to near normal levels during the third quarter of 1998, resulting in a widening of the Company's metal margins. In addition, the Ahoskie, North Carolina casting expansion became fully operational during the quarter. As a result, the Company has become substantially self-sufficient for its billet requirements with the exception of certain specialty alloys. The operation of the expansion allowed the Company to reduce its outside billet purchases which also helped widen metal margins in the quarter. During the quarter, the Company also introduced a price increase on much of its product line. While some impact was realized in the third quarter, and the fourth quarter is expected to receive some benefit, the full impact of the increase is not expected to be felt until the first quarter of 1999 due to annual customer agreements which do not expire until December, 1998.

With the completion of the Ahoskie expansion, the Company expects to achieve significant operating improvements from being substantially self-sufficient for billet. Other future improvement efforts will primarily focus on refining the operations at Ahoskie, reviewing product pricing and mix issues within the current customer base, increasing volume at the Dolton, Illinois facility and continuing initiatives to improve the manufacturing cost structure of the Company's existing facilities. The improvements in cost structure could entail further facility rationalizations or restructurings although the Company does not have any immediate plans for such actions.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                      1998            1997           1998              1997
                                                 -------------   -------------   -------------     -------------
                                                         (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)

Net sales                                           $   77.8        $   89.5        $  239.6         $  256.8
Gross profit                                            10.8            10.7            31.4             28.5
Non-recurring items                                        -             1.7            (3.0)             1.7
Operating profit                                         5.7             4.6            19.4             11.8
Net income                                          $    2.0        $    1.3        $    7.6         $    2.8

Pounds shipped:
      Company-owned material                            52.3            59.0           157.6            165.7
      Customer Conversion Program                       27.3            25.0            82.1             81.7
                                                    --------        --------        --------         --------
Total pounds shipped                                    79.6            84.0           239.7            247.4
                                                    ========        ========        ========         ========

Other performance measures:
Operating profit                                    $    5.7        $    4.6        $   19.4         $   11.8
      Non-cash and non-recurring items:
            Depreciation and amortization                2.3             2.2             6.5              6.6
            Non-recurring items                            -             1.7            (3.0)             1.7
                                                    --------        --------        --------         --------
Adjusted EBITDA (1)                                 $    8.0        $    8.5        $   22.9         $   20.1
                                                    ========        ========        ========         ========

Cash flows (used for) provided by operations        $   (1.6)       $   (0.8)       $    3.6         $    9.1
                                                    ========        ========        ========         ========
Cash flows (used for) provided by investing         $   (3.0)       $   (3.0)       $    2.0         $   (6.0)
                                                    ========        ========        ========         ========
Cash flows used for financing                       $  (12.4)       $      -        $  (12.2)        $   (0.2)
                                                    ========        ========        ========         ========

Gross profit per pound                              $  0.136        $  0.127        $  0.131         $  0.115
Adjusted EBITDA per pound                           $  0.101        $  0.101        $  0.096         $  0.081



(1) Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.



Aluminum Price Fluctuation Management Programs. Under its Customer Conversion Program, the Company's customers supply aluminum directly to the Company, and the Company converts this aluminum into finished product for an agreed tolling charge. Accordingly, neither net sales nor cost of products sold reflect the raw material cost for these sales, and, depending upon the degree to which aluminum is customer-supplied, net sales and cost of products sold will fluctuate without regard to underlying business activity. Combined with the Company's turnover of its aluminum inventory and the Company's metal hedging strategies, this program serves to mitigate the impact of aluminum price changes on the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 1998 AND 1997


         Net sales for the third quarter of 1998 decreased 13.1% to $77.8 million from $89.5 million in the third quarter of 1997. This decrease was primarily due to lower volumes as a result of the sale of the Company's vinyl extrusion operations in January 1998, a decrease in shipments of coaxial cable sheathing and a decline in the market price of aluminum which has resulted in reduced selling prices for the Company's products. Excluding the sold vinyl operations, net sales for the third quarter of 1997 were $86.2 million. For the nine months ended September 30, 1998, net sales were $239.6 million compared to $256.8 million for the same period in 1997. This decrease is primarily a result of the sale of the vinyl extrusion operation, lower coaxial cable sheathing shipments and reduced selling prices. Excluding the sold vinyl extrusion operation, net sales for the nine months ended September 30, 1997 were $247.7 million.

         For the quarter ended September 30, 1998, gross profit was $10.8 million, essentially level with $10.7 million for the same period in 1997. Gross profit was level despite the decrease in shipments primarily due to wider metal margins in the third quarter of 1998, lower unit paint costs and improved performance at Dolton. Gross profit for the nine months ended September 30, 1998 increased 10.2% to $31.4 million from $28.5 million for the nine months ended September 30, 1997. This increase is a result of wider metal margins and the improved performance at Dolton.

         Selling, general and administrative expenses increased 18.4% from $3.8 million in the third quarter of 1997 to $4.5 million in the same period of 1998. This increase was primarily the result of the 1997 quarter including a gain on the disposal of an asset held for sale for which there was no similar item in 1998. For the nine months ended September 30, 1998 selling, general and administrative expenses were $13.1 million, level with the $13.2 million for the nine months ended September 30, 1997. Excluding the gain on disposal, selling, general and administrative expenses declined slightly for the nine months ended September 30, 1998 when compared to the same period in 1998. This decrease was primarily the result of lower selling expenses.

         During the first quarter of 1998, the Company recorded a pre-tax nonrecurring gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement. During the third quarter of 1997, the Company recorded a pre-tax nonrecurring charge of $1.7 million related to additional restructuring at the Dolton facility.

         Operating profit for the quarter ended September 30, 1998 increased 23.9% to $5.7 million from $4.6 million for the same quarter in 1997. Excluding the non-recurring charge and the sold vinyl extrusion operation, operating income for the quarter ended September 30, 1997 was $5.7 million. The decrease in operating profit before the non-recurring charge was primarily a result of the increased selling, general and administrative expenses discussed above. For the nine months ended September 30, 1998 operating profit was $19.4 million compared to $11.8 million for the same period in 1997. Excluding the nonrecurring items and the sold vinyl extrusion operation, operating income was $16.3 million and $12.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily a result of the factors discussed above.

         Net interest expense for the third quarter of 1998 was level with the same period in 1997. For the nine months ended September 30, 1998 net interest expense decreased slightly from the same period in 1997. The decrease was due to capitalization of interest for the Ahoskie, North Carolina expansion project in 1998 and an increase in average cash available for investment in 1998.

         For the quarter and nine months ended September 30, 1998, net income was $2.0 million and $7.6 million, respectively, compared to $1.3 million and $2.8 million for the quarter and nine month period ended September 30, 1997. Income taxes were provided for at the Company's estimated effective annual rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks. There were no borrowings and $3.4 million of letters of credit outstanding under the revolving credit facility as of September 30, 1998. As a result, availability under the revolving credit facility was $36.6 million as of September 30, 1998.

         Working capital at September 30, 1998 was $36.3 million compared to $41.1 million at December 31, 1997. This decrease was principally due to a reduction in cash as a result of the Company's repurchase of 1,022,312 shares of Common Stock in August, 1998.

         Cash flow from investing activities for the nine months ended September 30, 1998 includes $13.2 million of proceeds from the sale of the Company's vinyl extrusion operation. Capital expenditures totaled $11.2 million for the first nine months of 1998 compared to $6.0 million in the same period of 1997. The Company intends to incur capital spending of approximately $4.0 million for the remainder of 1998. The Company is making these expenditures to purchase, modernize or upgrade production equipment and to maintain facilities. The costs of these capital projects, which would normally be funded out of the Company's operating cash flow and borrowings, if necessary, under the revolving credit facility, are being funded in the near term with proceeds from the sale of the vinyl extrusion operation. In addition, the Company expects to receive proceeds of approximately $6.0 million in November, 1998 from an industrial revenue bond issue related to the Ahoskie, North Carolina expansion, although no assurance can be given that the revenue bond issue will be completed.

         Long-term debt consisted of $85.0 million of 10% Senior Notes due 2001 at September 30, 1998 and December 31, 1997. The Senior Notes became callable on March 15, 1998. The Company is considering alternatives with respect to the Senior Notes including a potential refinancing of the Senior Notes. There can be no assurance, however, when or under what terms the Company will pursue such a refinancing. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

         In August 1998, the Company completed the purchase of 1,022,312 shares of its Common Stock at a price of $11.50 per share. The transaction was funded out of available cash at the date of purchase.

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

         At September 30, 1998, the Company was a party to aluminum futures contracts with a nominal value of $14.7 million. These aluminum futures contracts cover approximately 23.1 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of September 30, 1998, the nominal value of the aluminum futures contracts was approximately $536,000 greater than market value.

YEAR 2000

         The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The majority of the Company's business processing applications operate on mainframe computer systems. The assessment phase on these systems was completed during the first quarter of 1998. Over 90% of the required coding conversions on the business processing applications have occurred to date. The Company anticipates completing all known remaining coding conversions during the current fiscal year. All of the compliance was performed or is expected to be performed by Company employees.

         The testing phase of the Company's Year 2000 efforts is scheduled to be completed by the second quarter of fiscal 1999. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

         The total estimated cost of converting the Company's systems is less than $500,000, which is being expensed as incurred. All of the cost is related to reprogramming or replacement of software. The Company has recently upgraded or replaced substantially all of its hardware as part of an operational decision to improve its information system. These hardware upgrades or replacements have been tested for Year 2000 compliance. All of the Year 2000 costs are being funded through operating cash flow and are an immaterial part of the Company's information technology budget. The Company's information systems group has not deferred any information technology projects to address the Year 2000 issue.

         In addition to internal Year 2000 compliance activities, the Company is communicating with others that interface with our systems, or that support the uninterrupted operation of the systems, to determine the extent to which those companies are addressing their Year 2000 compliance. Where possible, the Company is testing such interfaces and intends to continue testing throughout 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or scrap metal suppliers, do not convert their systems in a timely manner. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

         Although the Company does not anticipate any material business disruption will occur as a result of Year 2000 issues, potential risks include, but are not limited to, loss of communications links with plant locations, loss of electric or gas power and inability to perform normal business activities such as customer invoicing and issuance of vendor purchase orders.

         To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will develop contingency plans based on actual testing and assessment of the inherent risks.

CAUTIONARY STATEMENT

         Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, including, but not limited to, the third and fourth paragraphs of the section titled "Overview", the third and sixth paragraphs of the section entitled "Financial Condition; Liquidity and Capital Resources" and the first paragraph of the section entitled "Risk Management", concerning anticipated events are forward-looking statements as such term is used under the Private Securities Litigation Reform Act of 1995. Future events, including the Company's performance, may be affected by many factors, including those discussed below, that may cause actual events to differ materially from events suggested by any forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits

11.1 Computation of earnings per share for the three and nine months ended September 30, 1998 and September 30, 1997.

27       Financial Data Schedule

(b) Reports on Form 8-K

None

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   EASCO, INC.






November 3, 1998                              /s/ Terry D. Smith
                                   --------------------------------------
                                              Terry D. Smith
                           Executive Vice President and Chief Financial Officer
                                         Secretary and Treasurer
                              (Principal Accounting Officer duly authorized
                                   to sign on behalf of the Registrant)