Form 10-K405
period 1998-12-31
EASCO INC /DE/
filed 1999-03-26
CIK 938145

 =============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER: 0-25834

                                   EASCO, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                   94-3157362          706 South State Street, Girard, Ohio        44420
-------------------------------    -------------------     ------------------------------------     ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 22, 1999 as reported on the Nasdaq National Market, was approximately $17,842,143. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

     Number of shares of common stock outstanding as of March 22, 1999:
9,452,541

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

DOCUMENT INCORPORATED                                         PART OF FORM 10-K
---------------------                                         -----------------
ANNUAL REPORT TO SHAREHOLDERS                                 ITEMS 5, 6, 7 AND 8 OF PART II AND ITEM
                                                              14(1)A OF PART IV

PROXY STATEMENT FOR 1998 ANNUAL MEETING                       ITEMS 10, 11, 12 AND 13 OF PART III
OF STOCKHOLDERS TO BE HELD MAY 7, 1999

                              CAUTIONARY STATEMENT

     Holders of the Company's securities and prospective investors should consider the following factors with the other information contained in this Annual Report on Form 10-K, in connection with an investment in the Company's securities. Information contained or incorporated by reference in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are not historical facts or use forward-looking terminology such as "may," "will," "plans," "expects," "anticipates," "estimates," "intends," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth in the section titled "Risks and Uncertainties," constitute cautionary statements identifying important factors with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated by any such forward-looking statements.


PART I

ITEM 1.  BUSINESS

GENERAL

     All references to the Company refer to Easco, Inc., its wholly-owned subsidiary, Easco Corporation ("Easco") and its subsidiary, Dolton Aluminum Company, Inc. ("Dolton").

     The Company is the largest independent extruder of soft alloy aluminum products in the United States. In 1998, the Company shipped 313.9 million pounds of aluminum extrusions, representing approximately 9% of all U.S. soft alloy extrusion shipments. The Company operates 21 aluminum extrusion presses and three casting facilities at eleven plants in five states, and its products include standard and custom profiles (shapes of specific lengths and cross-sectional design), conduit and drawn tubing. The Company also produced vinyl extrusions through operations that were sold in January 1998.

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

     During November 1996, the Company's executive staff was reorganized. This reorganization resulted in the turnover of several key executive positions, including President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President, Sales and Marketing. In addition, the positions of Vice President, Operations and Vice President, Raw Materials were established. The new management team has initiated changes which helped return the Company to profitability in 1997 and continued growth in 1998 by focusing on product quality and the improvement of production methods.

PRODUCTS

     Overview. The Company's aluminum extrusions are sold to a wide array of industries as summarized in the following table. Aluminum's valuable physical properties include its light weight, resistance to corrosion, thermal and electrical conductivity and high tensile strength.





                                                                                             PERCENTAGE OF COMPANY'S TOTAL
                                                                                                    ALUMINUM SALES
                                                                                                      (BY WEIGHT)

INDUSTRY                    PRIMARY CUSTOMERS            PRINCIPAL END-PRODUCTS                  1998         1997
--------                    -----------------            ----------------------                  ----         ----
Building and Construction   Manufacturers, assemblers    New and replacement windows and         27%          25%
                            and contractors              storm doors, wall partitions,
                                                         railings, structural beams,
                                                         patio enclosures, bleacher
                                                         seats, road signs, skylights
                                                         and curtain walls

Transportation              Manufacturers of vehicles    Components used in truck bodies,        37%          36%
                            and their suppliers          recreational vehicles, railcars,
                                                         step vans, van conversions,
                                                         automobiles, emergency
                                                         vehicles and livestock
                                                         trailers

Distribution                General metal distributors   Building and construction and           16%          15%
                            and service centers          transportation products and a
                            primarily serving the        variety of general industrial
                            building and construction    applications
                            and transportation
                            industries

Electrical                  Manufacturers of coaxial     Coaxial cable, electrical               15%          19%
                            cable and distributors,      conduit, heat sinks and
                            contractors and fabricators  connectors

Consumer Durables           Manufacturers and            Components for boats, sports and         5%           5%
                            assemblers of finished       exercise equipment, swimming
                            goods and major              pools, health care equipment, and
                            subassemblers                lawn and patio furniture



     The Company does not consider its business to be dependent on sales to any single customer or small number of customers, the loss of which would have a material adverse effect on the Company's business or financial condition, with the possible exception of coaxial cable sheathing sales, which are limited to a market of only two customers, as discussed below. Including sales to this market, the Company's top ten customers accounted for approximately 32% of its 1998 net sales. For additional information on the Company's customers, see "-- Managing Aluminum Price Fluctuations" and "-- Marketing and Distribution; Customer Service."

     Building and Construction. Products for the building and construction industry include new and replacement windows and storm door frames, wall partitions, railings, structural beams and other components, patio enclosures, solariums, skylights, bleacher seats, road signs, curtain walls and other products for both the commercial and residential markets. Window and door products represent one of the Company's single largest markets, comprising approximately 17% of the Company's total sales by weight in 1998. The Company's products are sold to manufacturers, assemblers and contractors in both the new construction and replacement window and door markets. The largest geographic market for the Company's commercial replacement windows are Northeastern cities where older commercial buildings are retrofitted with energy saving windows using the Company's products.

     Transportation. The transportation industry is a significant market for extruded shapes used in truck bodies, recreational vehicles, step vans (delivery vehicles) and van conversions as well as automobiles, beverage delivery trucks, emergency vehicles, livestock trailers and motor homes. Through acquisitions and capital spending, the Company has enhanced its position in the market for transportation products, which represented approximately 37% of the Company's total aluminum sales by weight in 1998. The Company is well positioned geographically to serve this market through its plants in Illinois, Indiana and Ohio.

     Distribution. The Company has historically served the distribution market through sales to distributors servicing the building and construction and transportation industries and, to a lesser extent, to general metal distributors and service centers. These customers resell extrusions and other metal products to manufacturers, contractors and other industrial end users. To better meet the requirements of this market, the Company has established and stocked depots in Illinois, North Carolina and Connecticut to provide rapid customer order fulfillment for a number of the Company's products.

     Electrical. The Company is one of two principal manufacturers in the world of sheathing for coaxial cable. There are two manufacturers of coaxial cable who dominate this market. For over 10 years, the Company has been the principal supplier to one of these manufacturers and currently serves as a secondary supplier to the other.

     Sales to this market depend upon new and replacement cable installations, both domestically and internationally. Because coaxial cable has an expected life of approximately 10 to 15 years before signal integrity begins to erode, the Company believes that the replacement market represents a large and stable market for coaxial cable sheathing. Additionally, management believes that if the two dominant cable manufacturers proceed with their announced cable system architecture to install fiber optics (which do not utilize aluminum sheathing), it will be necessary to replace the older, less efficient coaxial cable network with new coaxial cable. Management believes that the telecommunications industry will continue to undergo rapid change, both technological and legislative; however, it is not possible to predict the impact these changes will have on the market for sheathing for coaxial cable.

     The Company is one of three extruders in the United States that manufactures aluminum electrical conduit pipe. Aluminum conduit is considered by many users to be superior to that manufactured with steel because aluminum is lighter in weight, non-sparking, non-magnetic and resistant to corrosion. Aluminum electrical conduit is frequently specified by engineers for use in applications involving pulp, paper and petro-chemicals due to its non-sparking characteristics. The Company also manufactures extrusions for heat sinks, connectors, and other electrical parts that are used by electrical equipment manufacturers and utilities.

     Consumer Durables. The Company extrudes products for manufacturers of finished goods and major sub-assemblers of consumer durable products. End use products in this segment include, among others, boats, sports and exercise equipment, swimming pools, health care equipment, appliances, and lawn and patio furniture. In 1998, sales by weight to the consumer durables market accounted for approximately 5% of the Company's total aluminum sales.

     Vinyl Products. The Company's vinyl extrusions were sold primarily to manufacturers of replacement windows used in the building and construction industry. In 1997, vinyl extrusion shipments totaled 12.2 million pounds, representing approximately 4% of the Company's total shipments by weight. In January 1998, the Company completed the sale of its vinyl extrusion operations.

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

Raw Materials

     The Company's major raw materials are primary aluminum, aluminum scrap and, to a lesser extent, aluminum billet purchased on the open market. Historically, the Company has produced approximately 80% to 85% of its billet requirements in its own casting facilities utilizing primary aluminum ingot, purchased aluminum scrap and scrap recycled from the Company's extrusion plants. Billet is cast in a number of standard alloys dictated by the physical properties required of the finished product. During the third quarter of 1998, the Company completed an expansion at its Ahoskie, North Carolina casting facility and is now substantially self-sufficient for its billet requirements. The Company purchases certain non-standard alloy billet in the open market.

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

     The Company's scrap aluminum requirements are met through purchases from scrap brokers, dealers, other extruders and customers. Aluminum scrap sells at a discount to primary aluminum, with the amount of the differential dependent upon aluminum price levels, grade of the scrap and scrap market conditions. These differentials generally make it advantageous for companies with casting capabilities to utilize as high a percentage of scrap in their raw material mix as possible. The differentials, measured as a percentage of primary aluminum prices, have generally been consistent over time.

 Casting Operations

     Billet casting operations fall into one of two categories: primary and secondary. Primary billet casting refers to billet produced as part of the original process of smelting aluminum from alumina and is dominated by the large integrated aluminum producers, including Alcan Aluminum Ltd., Aluminum Company of America (Alcoa), Kaiser Aluminum Corporation, Noranda Aluminum Inc., Pechiney Corp. and Reynolds Metals Company. The Company does not engage in primary billet casting. Secondary billet, which refers to billet cast from recycled and remelted aluminum, is produced by a number of casting operations, including the Company's casting operations, other extruders with casting capabilities and independent casting companies.

     The first step in the Company's casting process is to melt aluminum ingot and scrap in a large natural gas fired furnace. The liquid aluminum is either alloyed directly in the melting furnace or transferred to a holding furnace where the proper alloying materials are added. The aluminum is then cast into logs of varying diameters, with lengths of 16 to 20 feet. These logs are subsequently heated in ovens. This heating process, called homogenization, allows the cast aluminum to achieve an evenly distributed chemical composition which is optimal for extruding and ensures consistency. After homogenization, the logs are cut into shorter lengths called billet, and then bundled and shipped to the Company's extrusion plants.

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

     During the extrusion process, scrap is generated at several stages and is collected and shipped to the Company's casting facilities for recasting into billet. The Company's management is focusing on programs intended to reduce internally generated scrap, increasing extrusion throughput and thereby reducing unit costs.

 Fabrication and Finishing

     The Company provides its customers with a variety of value-added services, such as painting, anodizing, thermal filling, threading, bending, cutting to length and drilling. Value-added services enhance the Company's ability to produce factory-finished extrusions that are ready for the customer's manufacturing or assembly processes. Management believes that the Company is an industry leader in painted extrusions, with approximately 80 million pounds shipped in 1998. Approximately 43% of all products sold by the Company in 1998 included some degree of value-added processing.

 Utilization and Capacity

     The Company's objective is to operate at maximum facility utilization, defined as full machine usage three shifts per day, seven days per week, 50 weeks per year. Achievement of this objective would allow the Company to produce approximately 400 million pounds of aluminum extrusions annually, compared to approximately 314 million pounds of aluminum extrusions shipped by the Company in 1998. While several plants already operate at full capacity during periods of high demand, the Company's sales and marketing efforts are focused on achieving greater sales and profitability in the first and fourth quarters, when capacity utilization has generally been lower.

     Management believes the Company operates at a higher level of utilization than the industry average based on the Company's shipment in 1998 of approximately 9% of all soft alloy extrusions shipped in the United States while utilizing only 4.7% of the industry's active extrusion presses. Management believes the Company has a cost advantage over many smaller competitors, since a high level of facility utilization is important in order to utilize operating leverage by spreading fixed costs over the greatest possible production levels.

     The Company believes that its existing casting facilities, coupled with purchases of extrusion billet and log on the open market as, and to the extent necessary, will be adequate to supply the billet requirements of the Company's extrusion plants operating at full utilization rates. Because efficient in-house casting provides cost advantages, the Company is focusing on improving its casting capability through improved technology at each of its casting facilities.

MANAGING ALUMINUM PRICE FLUCTUATIONS

     Under the Company's Customer Conversion Program, the Company's larger customers are permitted to provide the Company with the primary aluminum ingot needed to produce that customer's extrusion requirements. For an agreed upon tolling fee, the Company casts the customer-supplied ingot along with its own purchased ingot and scrap aluminum into billet and subsequently manufactures the customer's extrusions to order. The Customer Conversion Program offers customers the opportunity, if they so desire, to fix their aluminum costs by making forward purchases of aluminum ingot. Orders under this program effectively eliminates the Company's exposure to aluminum price volatility. Management believes this program increases sales volume and loyalty from certain customers, particularly those that enter into long term aluminum supply contracts who typically will then enter into a relationship with the Company for at least the duration of their aluminum supply contract. Furthermore, the program reduces the working capital requirements of the Company by reducing both accounts receivable and inventories. In 1998, shipments under the Customer Conversion Program accounted for 34% of the Company's total pounds shipped.

     In addition to the Customer Conversion Program, the Company offers three pricing alternatives that allow its customers to control the impact of aluminum price fluctuations and minimize the Company's aluminum price fluctuation risk. These three alternatives are (i) a formula, adjusted monthly or quarterly, which sets the Company's selling price at the market price of primary aluminum plus a spread; (ii) an arrangement whereby the Company enters into an agreement to sell certain quantities of finished product to the customer at fixed prices concurrently with an agreement to buy or set aside, at future dates, the same amount of raw aluminum at pre-determined prices; and (iii) market-based pricing. The Company also regularly monitors its inventory levels, purchase commitments and sales commitments and enters into forward aluminum commodity sales and/or purchase contracts to keep its inventory levels and production requirements in balance.

CAPITAL EXPENDITURES

     Beginning in 1996, the Company's management team has focused on the casting or "supply" side of the Company in their capital spending initiatives. Equipment upgrades have been completed at each casting facility, the most significant of which was the $7.0 million expansion of the Company's Ahoskie, North Carolina casting facility in 1998. As a result of this expansion, the Company is now substantially self-sufficient for its aluminum billet requirements. Billet self-sufficiency is a key strategy of the Company's management team since internally produced billet has a $0.04 to $0.05 per pound cost advantage over that purchased on the open market.

     The Company also significantly upgraded the painting operations at its Girard, Ohio location in 1998. As a result, the Company believes it has the most cost efficient and highest quality painting operation in the extrusion industry.

     Capital expenditures in 1999 are anticipated to be approximately $12.0 million and will focus primarily on upgrading the Company's extrusion presses. These improvements include the installation of log shears at certain locations, the installation of computerized process controls and upgrades of handling equipment.

MARKETING AND DISTRIBUTION; CUSTOMER SERVICE

     The Company markets its products through a separate sales force based at each facility. The Company sells to approximately 2,600 customers in a variety of industries and markets located throughout the U.S., although the Company's primary geographic focus is in the Eastern, Southeastern and Midwestern United States. While decisions on overall sales strategy and base pricing management are made at the corporate level, each plant general manager and facility sales staff are responsible for promoting the Company's products, identifying marketing opportunities, servicing customers and aligning their sales efforts with regional customer requirements and plant capabilites. Management believes this provides a higher overall level of customer service and results in a greater degree of customer loyalty. Compensation of the direct sales force is comprised of salary and performance-based bonuses. The Company also utilizes outside sales agents to supplement its marketing effort for certain of its products.

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

     Pricing in the aluminum extrusion industry is typically based upon spreads over primary aluminum prices: the more difficult or time-consuming a product is to extrude, the larger the spread.

     The Company distributes a portion of its products through its own transportation fleet. A majority of the Company's transportation fleet is leased. Management believes that maintaining a fleet of tractor-trailers enhances its level of service to customers by enabling the Company to deliver products in a more timely manner with less damage. The Company also uses contract carriers and common carriers for certain long hauls, partial loads and trips where no back haul is available, thereby reducing operating costs without materially affecting delivery capabilities.

     Because lead times in the extrusion industry are generally less than one month, the dollar amount of backlog orders is not significant.

COMPETITION

     The soft alloy aluminum extrusion industry is fragmented and highly competitive. Management estimates that, in the United States, over 100 independent and integrated aluminum extruders operate more than 170 aluminum extrusion plants and approximately 440 extrusion presses. Management believes a majority of these competitors operate only one or two presses and estimates that nearly one half of the industry's output is produced by large, vertically integrated producers of primary aluminum such as Alcoa and Kaiser. Management believes that while capacity within the aluminum extrusion industry has increased during the past two years, it is at a level lower than the late 1980's. The industry has undergone consolidation in recent years, as evidenced by the acquisition of Cressona Aluminum by Alumax and the subsequent acquisition of Alumax by Alcoa in 1998.

     Competition is generally conducted on a regional basis due in part to the large number of extruders and transportation costs. The marketplace requires each competitor to supply a quality product at a competitive price. Suppliers differentiate themselves based upon shorter lead times, timely deliveries, the availability of value-added finishing and fabricating services, and overall customer service.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 1,999 people, 1,422 of whom were covered by collective bargaining agreements. The Company's collective bargaining agreements are independently negotiated at each manufacturing facility and expire on a staggered basis. Locals affiliated with the International Union of Operating Engineers and the United Steelworkers of America represent most of the organized employees. Since 1980, the Company has operated without a work stoppage, and Dolton has experienced only one single-day work stoppage in 1991; however, there can be no assurance that work stoppages will not occur in the future. In 1998, four union contracts were successfully renewed and no contracts are scheduled for renewal during 1999.

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

     The Company believes that approximately 15 of the disposal facilities known to have been used by the Company are "Superfund" sites or potentially will be considered for Superfund status. The Company has been named as a "potentially responsible party" with respect to the disposal of wastes at six of these waste disposal sites under the federal "Superfund" statute and certain analogous state statutes. Based upon information known to the Company concerning the size of these sites, their years of operation, the number of past users and the characteristics of the Company's waste generation, management believes that the Company's proportionate share of the cost of the necessary investigation and eventual remedial work that may need to be performed at the sites will not have a material adverse effect on the Company's financial condition or results of operations.

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

     While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, the Company, with the assistance of outside environmental consultants, regularly assesses its environmental contingencies. After an extensive review of each operating facility and all known environmental exposures by management and outside environmental consultants during 1997, the Company reduced the recorded environmental reserve by $2.3 million to reflect the Company's best estimate of costs of remedial action as well as any related legal and consulting work. As of December 31, 1998 and 1997, respectively, the Company's environmental reserves totaled $3.8 million and $6.3 million. Management believes such amounts, under existing laws and regulations, are adequate to cover presently identified environmental liabilities, but no assurance can be given that such amounts will be adequate to cover the ultimate costs of these liabilities, or the cost of environmental liabilities that may arise or be identified in the future. Although management expects that any cash outlays with respect to such matters would be made over a number of years, the timing of any such expenditures cannot be determined.

PATENTS

     The Company owns certain patents and licenses some patent rights from third parties. The Company does not believe, however, that its business as a whole, or the business of its industry, is dependent on any single patent, group of patents, trademark or franchise.

EXECUTIVE OFFICERS


    NAME                         AGE      POSITION
    ----                         ---      --------
    Norman E. Wells, Jr.         50       President and Chief Executive Officer
    Terry D. Smith               44       Executive Vice President and Chief Financial Officer
    Joseph M. Byers              54       Vice President, Sales and Marketing
    James R. McKeithan           53       Vice President, Operations
    Lawrence J. Sax              66       Vice President, Raw Materials
    Thomas H. DuFore             44       Vice President, Human Resources

     Mr. Wells joined the Company as President and Chief Executive Officer in November 1996. From March 1993 to November 1996 he was President and Chief Executive Officer of CasTech Aluminum Group Inc. From 1989 to 1993 he held various executive positions with CasTech. Prior to his working at CasTech, Mr. Wells spent 14 years in various positions with Kaiser Aluminum.

     Mr. Smith joined the Company as Executive Vice President and Chief Financial Officer in November 1996. Previously he was Vice President, Chief Financial Officer and Treasurer of CasTech Aluminum Group Inc., from 1994 to 1996 and CasTech's predecessor, ABF Investors Inc., from 1987 to 1994.

     Mr. Byers joined the Company as Vice President, Sales and Marketing in November 1996. For more than five years previously, he was Vice President, Sales and Marketing for Barmet Aluminum Corporation, a producer of continuous cast aluminum sheet which subsequently became a subsidiary of CasTech Aluminum Group Inc.

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

RISKS AND UNCERTAINTIES

CUSTOMERS IN CYCLICAL INDUSTRIES; LIMITED BACKLOGS

     Demand for most of the Company's products is cyclical in nature and subject to changes in general economic conditions that affect market demand. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation sales also are cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries. Sales of coaxial cable sheathing are dependent upon the replacement and/or expanded installation of coaxial cable for cable television. Many of the industries served by the Company have experienced recessionary or slow growth conditions for substantial periods in the past, and adverse economic conditions may have a material adverse effect on the Company's business or financial condition. Historically, lower demand has led to lower margins, lower production levels or both. The Company's capacity utilization is also materially affected by demand levels, and capacity utilization is an important factor in the Company's operating performance. The Company and the extrusion industry generally operate with limited order backlogs, so that adverse changes in demand can rapidly impact production levels and operating performance. Adverse economic conditions affecting the overall economy or one or more of the Company's end-use markets therefore may have a material adverse effect on the Company's business and financial condition.

SUBSTANTIAL LEVERAGE

     The Company is highly leveraged with a debt (net of cash) to total capitalization of 49.6% at December 31, 1998. The Company is permitted to incur additional indebtedness if, at the time, it is able to comply with restrictions under the indenture governing its 10% Senior Notes due 2001 (the "Senior Note Indenture") and the Company's revolving credit agreement (the "Credit Agreement"). The Company is more highly leveraged than certain of its competitors, which may place the Company at a competitive disadvantage. The Company's degree of leverage may make it more vulnerable to a downturn in general economic conditions, particularly in the building and construction and transportation industries, and limit its ability to respond to changing business and economic conditions. In addition, the Company expects that it will likely require additional financing to refinance its Senior Notes at maturity in 2001. There can be no assurance that such additional financing will be available at that time, or available on reasonable terms.

ALUMINUM MARKET CONDITIONS

     Since the Company's primary raw materials are aluminum ingot and scrap aluminum, it is subject to the short-term commodity risk of carrying aluminum in its inventory. In addition, because changes in aluminum prices are generally passed through to the Company's customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company's business and financial condition. If the Company is unable to pass through aluminum price increases to its customers in the future, the Company could be materially adversely affected. Aluminum price levels may also impact the level of inventories the Company's customers seek to maintain, and may thereby impact the Company's order rates as customers adjust their inventories.

VARIABLE COSTS

     Operating within a competitive industry that has experienced limited market growth in recent years, the Company's operating performance depends to a material extent on its ability to control variable costs. Certain of the Company's costs are significantly affected by factors beyond the Company's control. For example, the Company's casting operations use significant quantities of natural gas, increases in the price of which adversely impacted the Company's operating performance in 1996 and could adversely affect operating performance in future periods. Similarly, the Company's labor costs are affected by regional and national labor market conditions, which could adversely affect labor costs in the event of labor shortages or prevailing wage increases in one or more locations. For example, relatively full employment at certain of the Company's operating locations has contributed to higher labor costs at those locations. The Company attempts to control variable costs in part through capital expenditures that are intended to increase manufacturing efficiency. There can be no assurance that the Company's capital expenditure program will successfully reduce or limit operating costs, or that the Company's other variable costs will not experience material increases.

COMPETITION AND MODERATE BARRIERS TO ENTRY

     The aluminum extrusion industry is fragmented and highly competitive. The Company faces competition from other independent aluminum extruders as well as certain vertically integrated aluminum companies (i.e., those with primary aluminum ingot production capacity) that participate in the extrusion market. Some of the Company's competitors, particularly those that are vertically integrated, have greater financial resources than the Company, and certain competitors have merged in recent years (including Alumax Aluminum and Cressona Aluminum in 1995, and Alumax and Alcoa in 1998). The impact of competition can be particularly acute in market segments where there are a limited number of customers (e.g., cable sheathing). The aluminum extrusion industry has not experienced significant growth in recent years, and market share expansion may require price competition that can adversely affect profitability. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business or financial condition.

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

ENVIRONMENTAL RISKS

     See "Environmental Matters" in this Annual Report on Form 10-K.

ACQUIRED ASSETS

     The Company may acquire companies or assets that would enable the Company to offer complementary products or expand geographic coverage, and that management considers likely to enhance the Company's operations and profitability. There can be no assurance that any business or assets acquired by the Company will be integrated successfully into the Company's operations or be able to operate profitably. For example, the Company's acquisitions of Dolton in 1995 and certain extrusion assets in Kokomo, Indiana in 1994 were not profitable until a second restructuring in 1997. This resulted in a special pre-tax charge of approximately $23.3 million to write down the carrying value of certain related assets in the year ended December 31, 1996.

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

MANAGEMENT REALIGNMENT; DEPENDENCE ON KEY MANAGEMENT

     In November 1996, the Company appointed a new group of senior executive officers, including its President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, its Vice President-Sales and Marketing, its Vice President-Operations and its Vice President-Raw Materials. The success of the Company depends to a large extent on this management team, particularly the Company's President and Chief Executive Officer, Norman E. Wells, Jr. The Company does not maintain key-man life insurance on any of its executive officers.

LIMITATION ON DIVIDENDS

     The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. Presently, the Senior Note Indenture and the Credit Agreement contain certain covenants which effectively limit the Company's ability to pay dividends. The Company uses retained earnings to retire indebtedness and support the growth of the Company's business. Although the Company presently intends to continue its practice of paying a regular quarterly dividend of $.01 per share, there can be no assurance that the Board of Directors of the Company will declare or pay dividends on the Common Stock in the future.

CONTROL BY PRINCIPAL STOCKHOLDER

     American Industrial Partners Capital Fund, L.P. ("AIP") is the beneficial owner of 44.9% of the Company's outstanding Common Stock. Accordingly, AIP has substantial voting power in the election of the Company's Board of Directors and, in general, the determination of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and in preventing or causing a change in control of the Company. American Industrial Partners Management Company ("AIPM"), an affiliate of AIP, provides advisory services to the Company on an ongoing basis pursuant to a Services Agreement.

ANTI-TAKEOVER PROVISIONS

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate") may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in its best interest. These provisions (i) classify the Company's Board of Directors into three classes, each of which serves for different three-year periods, (ii) authorize the issuance of up to 1,000,000 shares of preferred stock, the rights, preferences, privileges, qualifications, limitations and restrictions of which the Board of Directors is authorized to fix without any further vote or action by the stockholders, (iii) generally prohibit stockholder action by written consent and stockholder-called special meetings unless approved by the Board of Directors, (iv) prohibit removal of the Company's directors except upon the vote of a majority of the Board or upon a vote of the holders of at least 80% of the Common Stock and (v) require a vote of the holders of 80% of the Common Stock to amend the classified board and director removal provisions of the Certificate. The Company is also subject to
Section 203 of the Delaware General Corporation Law, which prohibits certain business combinations between the Company and certain stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

     No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or availability of such shares for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock. The Company has approximately 9.4 million shares of Common Stock outstanding (net of treasury shares), excluding approximately 1.1 million issuable upon the exercise of stock options held by Citicorp Venture Capital, Ltd. and management, and stock options eligible for future grants. Such shares are generally freely tradeable subject to the volume and other limitations of Rule 144 under the Securities Act of 1933. Pursuant to a registration rights agreement, certain existing stockholders have "piggy-back" registration rights with respect to their shares in any future registration of Common Stock by the Company.

ITEM 2.  PROPERTIES

     The Company operates three casting facilities, nine extrusion facilities, one drawn tube facility, one fabrication facility, a total of 21 aluminum extrusion presses and four paint lines. The Company's facilities, which are located in five states, are listed below:

                                                                                              NO. OF ACTIVE
                                                                                                ALUMINUM
                                                                                                EXTRUSION
LOCATION (1)                      OPERATIONS                               BLDG. SQ. FT.         PRESSES
------------                      ----------                               -------------         -------
Connecticut:
   Berlin                         Extrusion/Paint                               100,000             2
Illinois:
   Dolton                         Extrusion/Casting                             348,000             2
Indiana:
   Elkhart                        Extrusion                                      80,000             2
   Kokomo                         Extrusion                                     234,000             2
North Carolina:
   Ahoskie                        Casting                                        33,000            --
   Burlington                     Extrusion                                     180,000             4
   Winton                         Extrusion/Fabrication                         370,000             3
                                  Drawn Tube/Paint
Ohio:
   Fostoria                       Extrusion                                      33,000             1
   Girard                         Extrusion/Paint                               343,000             3
   Niles                          Extrusion                                      31,000             2
   Niles                          Casting                                        78,000            --
                                                                           ------------            --
Totals                                                                        1,993,000            21
                                                                           ============            ==

--------------------
[FN]
1/ The Kokomo facilities are leased. All other facilities are owned by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998 through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information regarding market price and dividends on the Company's Common Stock and related stockholder matters as required by this Item is incorporated by reference to the inside back cover of the Company's 1998 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 5 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 7 through 11 of the Company's 1998 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 5 and 6 and pages 12 through 23 of the Company's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Proposal I -- Election of Directors."

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section in Part I, Item I under the caption "Executive Officers."

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Ownership of the Company's Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   Financial Statements:

     (a)  The following documents are filed as a part of this report:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Operations and Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

          None Required

3.   Exhibits:

Exhibit
Number            Description
------            -----------
3.1(a)*           Amended and Restated Certificate of Incorporation

3.1(b)***         Certificate of Correction dated June 2, 1995

3.2*              By-Laws of Easco, Inc.

4.1*              Form of Common Stock Certificate

4.2(a)*           Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

4.2(b)            Indenture dated November 1, 1998 between The Hertford
                  County Industrial Facilities and Pollution Control
                  Financing Authority and PNC Bank, National
                  Association, as Trustee, with respect to $6,000,000
                  Hertford County Industrial Facilities and Pollution
                  Control Financing Authority Industrial Development
                  Revenue Bonds (Easco Corporation Project), Series
                  1998 (filed herewith)

4.2(c)            Loan Agreement dated November 1, 1998 between The
                  Hertford County Industrial Facilities and Pollution
                  Control Financing Authority and Easco relating to
                  $6,000,000 Hertford County Industrial Facilities and
                  Pollution Control Financing Authority Industrial
                  Development Revenue Bonds (Easco Corporation
                  Project), Series 1998 (filed herewith)

4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)
                  ("Credit Agreement")

4.3(b)*           First Amendment to Credit Agreement dated January 31, 1995

4.3(c)****        Second Amendment to Credit Agreement dated February 18, 1997

4.3(d)            Third Amendment to Credit Agreement dated October 30, 1998 (filed herewith)

4.3(e)            Fourth Amendment to Credit Agreement dated December 31, 1998 (filed herewith)

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

10.3(a)*          Option Agreement for the right to purchase stock of Easco, Inc. between Easco,
                  Inc. and Citicorp Venture Capital

10.3(b)*          Amendment to Option Agreement dated as of April 12, 1995

10.5(a)****       Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective


                  November 24, 1996+

10.5(b)(i)****    Form of Stock Option Agreement between Easco, Inc. and each of Norman E. Wells,
                  Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+
                  ($3.00 exercise price)

****(ii)          Form of Stock Option Agreement between Easco, Inc. and each of Norman E. Wells,
                  Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+
                  ($6.00 exercise price)

****(iii)         Form of Stock Option Agreement between Easco, Inc. and
                  each of Terry D. Smith, Joseph M. Byers, James R. McKeithan and
                  Lawrence J. Sax+ ($5.75 exercise price
                  except for Lawrence J. Sax - $7.25 exercise price)

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

10.5(e)****       Employment Agreement between Easco Corporation and Joseph M. Byers dated as of
                  December 20, 1996+

10.5(f)****       Employment Agreement between Easco Corporation and James R. McKeithan dated as of December 20, 1996+

10.5(g)****       Employment Agreement between Easco Corporation and Lawrence J. Sax dated as of
                  December 30, 1996+

10.8*             Easco Corporation Supplemental Executive Welfare Benefit Plan+

10.9****          Easco Corporation Supplemental Executive Retirement Plan, as amended effective
                  1996+

11.1              Diluted Net Income (Loss) per Common Share (filed herewith)

12.1              Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith)

13.1              1998 Annual Report to Stockholders (filed herewith)
                  Only those portions of such Annual Report which are expressly incorporated by reference in this Annual
                  Report on Form 10-K are deemed "filed" as part of this Annual Report on Form 10-K.

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

+                 Executive compensation plan or arrangement

(b)               Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1999.

                                    EASCO, INC.


                                    By:      /s/  NORMAN E. WELLS, JR.
                                       ---------------------------------------
                                           Norman E. Wells, Jr., President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 1999.

PRINCIPAL EXECUTIVE OFFICER (AND DIRECTOR)            DIRECTORS
       /s/ NORMAN E. WELLS, JR.                                  /s/ THEODORE C. ROGERS
----------------------------------------              ---------------------------------------------
  Norman E. Wells, Jr., President and                                Theodore C. Rogers
        Chief Executive Officer

                                                                 /s/ RAYMOND E. ROSS
                                                      ---------------------------------------------
PRINCIPAL ACCOUNTING OFFICER AND                                     Raymond E. Ross
PRINCIPAL FINANCIAL OFFICER

           /s/ TERRY D. SMITH                                    /s/ ROBERT J. KLEIN
-----------------------------------------              ---------------------------------------------
Terry D. Smith, Executive Vice President                             Robert J. Klein
      And Chief Financial Officer


                                                                 /s/ KENNETH J. DIEKROEGER
                                                       ---------------------------------------------
                                                                     Kenneth J. Diekroeger


                                                                 /s/ GENE E. LITTLE
                                                       ---------------------------------------------
                                                                     Gene E. Little


                                                                 /s/ KIM A. MARVIN
                                                       ---------------------------------------------
                                                                     Kim A. Marvin


                                                                 /s/ SAMUEL H. SMITH, JR.
                                                       ---------------------------------------------
                                                                     Samuel H. Smith, Jr.

                                INDEX TO EXHIBITS

                                   Description
                                   -----------

Exhibit
Number            Description
------            -----------
3.1(a)*           Amended and Restated Certificate of Incorporation

3.1(b)***         Certificate of Correction dated June 2, 1995

3.2*              By-Laws of Easco, Inc.

4.1*              Form of Common Stock Certificate

4.2(a)*           Indenture dated March 18, 1994 between Easco and United States Trust Company, as Trustee, with respect to 10% Senior Notes due 2001

4.2(b)            Indenture dated November 1, 1998 between The Hertford
                  County Industrial Facilities and Pollution Control
                  Financing Authority and PNC Bank, National
                  Association, as Trustee, with respect to $6,000,000
                  Hertford County Industrial Facilities and Pollution
                  Control Financing Authority Industrial Development
                  Revenue Bonds (Easco Corporation Project), Series
                  1998 (filed herewith)

4.2(c)            Loan Agreement dated November 1, 1998 between The
                  Hertford County Industrial Facilities and Pollution
                  Control Financing Authority and Easco relating to
                  $6,000,000 Hertford County Industrial Facilities and
                  Pollution Control Financing Authority Industrial
                  Development Revenue Bonds (Easco Corporation
                  Project), Series 1998 (filed herewith)

4.3(a)* Credit Agreement dated March 18, 1994 between Easco and Bank of America (formerly Continental Bank)
                  ("Credit Agreement")

4.3(b)*           First Amendment to Credit Agreement dated January 31, 1995

4.3(c)****        Second Amendment to Credit Agreement dated February 18, 1997

4.3(d)            Third Amendment to Credit Agreement dated October 30, 1998

4.3(e)            Fourth Amendment to Credit Agreement dated December 31, 1998

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

10.3(a)*          Option Agreement for the right to purchase stock of Easco, Inc. between Easco,
                  Inc. and Citicorp Venture Capital

10.3(b)*          Amendment to Option Agreement dated as of April 12, 1995


10.5(a)****       Easco, Inc. Stock Option Plan dated December 17, 1993, as amended effective
                  November 24, 1996+

10.5(b)(i)****    Form of Stock Option Agreement between Easco, Inc. and each of Norman E. Wells,
                  Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+
                  ($3.00 exercise price)

****(ii)          Form of Stock Option Agreement between Easco, Inc. and each of Norman E. Wells,
                  Jr., Terry D. Smith, Joseph M. Byers, Lawrence J. Sax and James R. McKeithan+
                  ($6.00 exercise price)


****(iii)         Form of Stock Option Agreement between Easco, Inc. and
                  each of Terry D. Smith, Joseph M. Byers, James R. McKeithan and
                  Lawrence J. Sax+ ($8.75 exercise price
                  except for Lawrence J. Sax - $7.25 exercise price)

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

11.1              Diluted Net Income (Loss) per Common Share (filed herewith)

12.1              Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith) page

13.1              1998 Annual Report to Stockholders (filed herewith) follows page
                  Only those portions of such Annual Report which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed "filed" as part of this
                  Annual Report on Form 10-K.

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