Form 10-Q
period 1999-03-31
EASCO INC /DE/
filed 1999-04-30
CIK 938145

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT APRIL 29, 1999
                -----                         -----------------------------
     Common Stock, $0.01 Par Value                      9,452,541

                                      INDEX


                                                                                                    PAGE
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 .................3

   Condensed Consolidated Statements of Operations for the three months ended
      March 31, 1999 and 1998........................................................................4

   Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 1999 and 1998........................................................................5

   Notes to Condensed Consolidated Financial Statements............................................6-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations.....................................................................................8-12

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................13

Signature...........................................................................................14

PART I.  FINANCIAL INFORMATION
                          EASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      MARCH 31,        DECEMBER 31,
                                                                        1999               1998
                                                                  -----------------  -----------------
                                                                     (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                             $ 10,548           $ 14,057
         Receivables, net                                                   46,477             37,261
         Inventories                                                        24,768             25,248
         Other current assets                                                4,162              4,353
                                                                  -----------------  -----------------
                     Total current assets                                   85,955             80,919
                                                                  -----------------  -----------------

 Property, plant and equipment, net                                         80,710             81,576
 Goodwill, net                                                              51,344             51,722
 Other assets                                                                7,298              6,383
                                                                  =================  =================
                     Total assets                                        $ 225,307          $ 220,600
                                                                  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                 $ 23,700           $ 21,136
         Accrued insurance obligations                                       2,107              1,954
         Accrued payroll                                                     5,687              4,106
         Other current liabilities                                           9,440              9,742
                                                                  -----------------  -----------------
                     Total current liabilities                              40,934             36,938

 Long-term debt                                                             91,131             91,158
 Deferred income taxes                                                      16,665             16,665
 Accrued pension benefits                                                    1,440              1,785
 Accrued postretirement benefits                                             2,903              2,906
 Other non-current liabilities                                               6,413              7,000
                                                                  -----------------  -----------------
                     Total liabilities                                     159,486            156,452
                                                                  -----------------  -----------------

 Commitments and contingencies                                                   -                  -

 Stockholders' equity:
         Preferred Stock, $.01 par value, authorized
                     1,000,000 shares; none issued or outstanding                -                  -
         Common Stock, $.01 par value, authorized
                     40,000,000 shares; 12,480,561 issued and
                     at March 31, 1999 and December 31, 1998,
                     respectively                                              124                124
         Paid-in capital                                                    82,457             82,457
         Retained earnings                                                  15,492             13,819
         Less: treasury stock, 3,028,020 shares                            (32,252)           (32,252)
                                                                  -----------------  -----------------
                     Total stockholders' equity                             65,821             64,148
                                                                  -----------------  -----------------
                     Total liabilities and stockholders' equity          $ 225,307          $ 220,600
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

                           EASCO, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED
                                          -------------------------------------
                                              MARCH 31,          MARCH 31,
                                                1999                1998
                                          ------------------  -----------------

Net sales:
   Product                                   $     67,899        $     65,451
   Tolling fees                                    13,674              15,403
                                             ------------        ------------
                                                   81,573              80,854
Cost of products sold                              70,492              71,205
                                             ------------        ------------
   Gross profit                                    11,081               9,649

Selling, general and administrative                 5,316               4,124
Amortization of goodwill and other                    414                 414
Management fees                                       225                 225
Unusual item                                            -              (3,041)
                                             ------------        ------------
   Operating profit                                 5,126               7,927

Interest expense (net)                              2,179               2,052
                                             ------------        ------------
   Income before income tax                         2,947               5,875

Income tax provision                                1,179               2,467
                                             ------------        ------------
Net income                                   $      1,768        $      3,408
                                             ============        ============


Basic earnings per share                     $       0.19        $       0.33
                                             ============        ============

Diluted earnings per share                   $       0.18        $       0.32
                                             ============        ============

Weighted average number of
    common shares                               9,452,541          10,444,159
                                             ============        ============

Weighted average number of
    common shares - assuming dilution           9,622,873          10,795,919
                                             ============        ============



       The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                         -----------------------------
                                                                           MARCH 31,       MARCH 31,
                                                                             1999             1998
                                                                         ------------     ------------

Cash flows from operations:
    Net income                                                             $  1,768         $  3,408
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                          2,176            1,721
        Amortization of goodwill and other intangibles                          414              414
        Amortization of deferred debt issue costs                               150              144
        Stock compensation expense                                                -               52
        Gain on sale of assets                                                    -           (3,041)
        Changes in operating assets and liabilities:
           Increase in receivables                                           (9,216)          (3,152)
           Decrease in inventories                                              480            5,942
           Decrease in other current assets                                     191              226
           Increase in other assets                                          (1,101)             (98)
           Increase (decrease) in other accounts payable,
                    accruals, and other current liabilities                   3,995          (13,235)
           Increase in deferred taxes (net)                                       -               76
           Decrease in other noncurrent liabilities                            (934)          (1,358)
                                                                           --------         --------
               Net cash used for operating activities                        (2,077)          (8,901)
                                                                           --------         --------

Cash flows from investing activities:
        Proceeds from sale of assets                                              -           13,225
        Property additions (net)                                             (1,310)          (5,070)
                                                                           --------         --------
               Net cash (used for) provided by investing activities          (1,310)           8,155
                                                                           --------         --------

Cash flows from financing activities:
        Issuance of Common Stock                                                  -              324
        Decrease in notes payable                                               (27)               -
        Cash dividends paid                                                     (95)            (104)
                                                                           --------         --------
               Net cash (used for) provided by financing activities            (122)             220
                                                                           --------         --------

Net decrease for the period                                                  (3,509)            (526)
Cash and cash equivalents, beginning of period                               14,057            8,470
                                                                           ========         ========
Cash and cash equivalents, end of period                                   $ 10,548         $  7,944
                                                                           ========         ========





        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)




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

2.  Inventories

At March 31, 1999 and December 31, 1998, inventories consist of:

                                     March 31,    December 31,
                                       1999          1998
                                    ----------    ------------
Raw materials                        $ 3,301        $ 4,886
Work-in-process                        9,342          9,113
Finished goods                        10,224         11,249
                                     -------        -------
Total at FIFO cost                    22,867         25,248
Add: excess of LIFO cost over
     FIFO values                       1,901              -
                                     -------        -------
Total                                $24,768        $25,248
                                     =======        =======


         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.

3.  Unusual Item

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

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $3.4 million at March 31, 1999.

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

Demand was strong in most of the Company's markets during the first quarter of 1999. Order rates were healthy, particularly in the transportation sector where truck trailer manufacturers and step van body manufacturers continue to report record build rates. Based on customer feedback, the Company anticipates that these markets will remain strong through the balance of 1999. The recreational vehicle market also continues to show strength with customers anticipating a modest increase over 1998 shipment levels.

The market strength was offset somewhat in the first quarter of 1999 by narrower differentials between the cost of scrap aluminum (the Company's main raw material) and primary aluminum. This resulted in narrower margins, and can be primarily attributed to winter weather conditions and reduced automobile body recycling at scrap yards which combined to lower the available supply of aluminum scrap, increasing metal costs in the short-term. The Company believes these factors will begin to reverse during the second quarter and spreads will widen to more "normal" levels.

The Company's painting operations are realizing improved operating efficiencies as a result of recent capital projects. In addition, the Dolton, Illinois operations continue to improve, and this facility is now contributing positively to the Company's profitability on a consistent basis. These improvements have been partially offset by increased unit costs in the extrusion manufacturing operations as expenditures for process improvements at certain facilities, particularly the Burlington, North Carolina operation, are not yet being fully recouped through increased operating efficiencies. The Company expects this condition to begin to reverse later in 1999.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.


                                                           Three Months Ended
                                                        MARCH 31,      MARCH 31,
                                                           1999          1998
                                                       -----------    -----------
                                                (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)

Net sales                                                $  81.6        $  80.9
Gross profit                                                11.1            9.6
Unusual item                                                   -            3.0
Operating profit                                             5.1            7.9
Net income                                               $   1.8        $   3.4

Pounds shipped:
      Company-owned material                                59.9           52.7
      Customer Conversion Program                           22.0           27.2
                                                         -------        -------
Total pounds shipped                                        81.9           79.9
                                                         =======        =======

Other performance measures:
Operating profit                                         $   5.1        $   7.9
      Non-cash and nonrecurring charges (income):
            Depreciation and amortization                    2.6            2.1
            Unusual item                                       -           (3.0)
                                                         -------        -------
Adjusted EBITDA                                          $   7.7        $   7.0
                                                         =======        =======

Gross profit per pound                                   $ 0.136        $ 0.120
Adjusted EBITDA per pound                                $ 0.094        $ 0.088



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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
ENDED MARCH 31, 1999 AND 1998

         Net sales for the first quarter of 1999 increased 0.9% to $81.6 million from $80.9 million in the first quarter of 1998. This increase was primarily due to a 3.5% increase in aluminum pounds shipped and a shift in the mix of shipments from toll conversion to Company supplied metal products. These factors were offset, in part, by lower aluminum prices during the 1999 period.

         For the quarter ended March 31, 1999, gross profit was $11.1 million, an increase of 15.6% over $9.6 million for the same period in 1998. This increase was largely a result of improved production efficiencies at the Company's painting operations and improved results at its Dolton, Illinois facility. These improvements were offset somewhat by higher unit costs in the extrusion operations where spending on process improvements is not yet being fully recouped through improved operations.

         Selling, general and administrative expenses increased 29.2% from $4.1 million in the first quarter of 1998 to $5.3 million in the same period of 1999. This increase was primarily due to increased payroll costs and to increased legal expenses.

         During the first quarter of 1998, the Company recorded a pre-tax unusual gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement.

         Operating profit for the quarter ended March 31, 1999 decreased to $5.1 million from $7.9 million for the same period in 1998. Excluding the unusual item, operating income for the three months ended March 31, 1998 was $4.9 million. The increase, excluding the unusual item, was primarily a result of the factors discussed above.

         Net interest expense for the first quarter of 1999 was slightly higher than the same period in 1998. The increase was due to interest on industrial development revenue bonds that were issued in November 1998 for the Ahoskie, North Carolina expansion project and lower investable cash balances due to the Company's stock repurchase in August, 1998.

         For the quarter ended March 31, 1999, net income was $1.8 million compared to a net income of $3.4 million for the quarter ended March 31, 1998. Excluding the unusual item, net income for the 1998 period would have been $1.6 million. Income taxes were applied at the Company's estimated effective annual rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks. There were no borrowings and $9.5 million of letters of credit outstanding under the revolving credit facility as of March 31, 1999. Availability under the revolving credit facility was $30.5 million as of March 31, 1999.

         Working capital at March 31, 1999 was $45.0 million compared to $44.0 million at December 31, 1998. This increase was principally due to higher accounts receivable from increased sales offset in part by higher accounts payable.

         Capital expenditures totaled $1.3 million for the first three months of 1999 compared to $5.1 million in the same period of 1998. The Company intends to incur capital spending of approximately $11.0 million for the remainder of 1999. The Company is making these expenditures to purchase, modernize or upgrade extrusion production equipment and to maintain facilities. The Company intends to fund the costs of these capital projects out of the Company's operating cash flow and borrowings, if necessary, under the revolving line of credit.

         At March 31, 1999, long-term debt primarily consisted of $85.0 million of 10% Senior Notes, due 2001 and a $6.0 million note with Hertford County, North Carolina for industrial revenue development bonds due 2015, issued by Hertford County, North Carolina for the Company's Ahoskie, North Carolina billet casting expansion. At December 31, 1998, long-term debt consisted solely of the Senior Notes. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

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

         At March 31, 1999, the Company was a party to aluminum futures contracts with a nominal value of $18.3 million. These aluminum futures contracts cover approximately 30.6 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of March 31, 1999, the nominal value of the aluminum futures contracts was approximately $860,000 greater than market value.


YEAR 2000

         The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The majority of the Company's business processing applications operate on mainframe computer systems. The assessment phase on these systems was completed during the first quarter of 1998. Over 95% of the required coding conversions on the business processing applications have occurred to date. The Company anticipates completing all known remaining coding conversions during the second quarter of 1999. All of the compliance work was performed or is expected to be performed by Company employees.

         The testing phase of the Company's Year 2000 efforts is scheduled to be completed by the third quarter of 1999. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

         The total estimated cost of converting the Company's systems is less than $500,000, which is being expensed as incurred. Substantially all of the cost is related to reprogramming or replacement of software. As of March 31, 1999, the Company estimates approximately one-half of this amount has been incurred.

         The Company has recently upgraded or replaced substantially all of its hardware as part of an operational decision to improve its information system. These hardware upgrades or replacements have been tested for Year 2000 compliance. All of the Year 2000 costs are being funded through operating cash flow and are an immaterial part of the Company's information technology budget. The Company's information systems group has deferred some minor information technology projects to address the Year 2000 issue.

         In addition to internal Year 2000 compliance activities, the Company is communicating with others that interface with the Company's systems or that support the uninterrupted operation of the systems, to determine the extent to which those companies are addressing their Year 2000 compliance. Where possible, the Company is testing such interfaces and intends to continue testing throughout 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as utility companies or scrap metal suppliers, do not convert their systems in a timely manner. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

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

CAUTIONARY STATEMENT

         The statements in the second, third and fourth paragraphs of the section titled "Overview" concerning anticipated events are forward looking statements as such term is used under the Private Securities Litigation Reform Act of 1995. The Company's performance may be affected by many uncertainties that exist in the Company's operations and business environment that may cause actual performance to differ materially from performance suggested by any forward looking statements.

         Demand for the Company's products is cyclical in nature and subject to changes in general market conditions that affect demand. The Company's customers operate primarily in industries (e.g., building and construction and transportation) that are affected by changes in economic conditions, which in turn can affect orders for extrusions. The Company and the extrusion industry generally operate without significant order backlogs. As a result, economic slowdowns and recessions could adversely affect the extrusion industry and the Company. The Company's performance may also be affected by other risks and uncertainties that may cause actual performance to differ materially from any forward-looking statements, including but not limited to the following: the Company's level of utilization of its extrusion capacity and the impact of capacity utilization on costs; the Company's ability to increase its market share, which may be necessary to maximize capacity utilization, and the costs associated with any such effects; the highly competitive nature of the extrusion industry and the relatively greater capitalization and lower levels of indebtedness of certain competitors, particularly integrated aluminum producers; developments with respect to contingencies such as environmental matters and litigation; the impact on variable costs of changes in labor market conditions and energy and raw materials costs

(primarily aluminum); seasonal variations in the extrusion business which is generally stronger in the second and third quarters and weaker in the first and fourth quarters; whether the Company's management team hired in late 1996 will be able to improve operations and profitability as planned; whether and to what extent the Company's capital expenditures can achieve reductions in variable costs; whether the Company's computer systems will be successfully updated to address the "Year 2000" issue, and at what cost, and whether and to what extent the Company's customer and supplier relationships are adversely affected by this issue; and the Company's ability to integrate and operate acquired facilities on a profitable basis. For further information see the section titled "Cautionary Statement" in Part I, Item 1 of the Company's annual report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) List of Exhibits

11.1 Computation of earnings per share for the three months ended March 31, 1999 and 1998.


(b) Reports on Form 8-K

None

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               EASCO, INC.






April 29, 1999                                /s/ Terry D. Smith
                                      --------------------------------
                                             Terry D. Smith
                            Executive Vice President and Chief Financial Officer
                                           Secretary and Treasurer
                                (Principal Accounting Officer duly authorized
                                     to sign on behalf of the Registrant)