Form 10-Q
period 1999-06-30
EASCO INC /DE/
filed 1999-08-16
CIK 938145

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to ________________

                             Commission file number:
                                     0-25834
                          -----------------------------
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

                                      44420
                                   (Zip Code)

                                 (330) 545-4311
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding At August 10, 1999
          -----                                   ------------------------------
Common Stock, $0.01 Par Value                                9,673,224

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ..................3

   Condensed Consolidated Statements of Operations for the three and six months ended
      June 30, 1999 and June 30,1998.................................................................4

   Condensed Consolidated Statements of Cash Flows for the six months ended
      June 30, 1999 and June 30, 1998............................................................... 5

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

Item 5. Other Information...........................................................................13

Item 6. Exhibits and Reports on Form 8-K............................................................13

Signature...........................................................................................14


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          EASCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                    ---------    ------------
                                                                          (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                       $  16,391    $  14,057
         Receivables, net                                              46,216       37,261
         Inventories                                                   25,230       25,248
         Other current assets                                           4,360        4,353
                                                                    ---------    ---------
                     Total current assets                              92,197       80,919
                                                                    ---------    ---------

 Property, plant and equipment, net                                    80,876       81,576
 Goodwill, net                                                         50,966       51,722
 Other assets                                                           7,025        6,383
                                                                    =========    =========
                     Total assets                                   $ 231,064    $ 220,600
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                           $  23,162    $  21,136
         Accrued insurance obligations                                  2,110        1,954
         Accrued payroll                                                6,742        4,106
         Other current liabilities                                     10,908        9,742
                                                                    ---------    ---------
                     Total current liabilities                         42,922       36,938

 Long-term debt                                                        91,105       91,158
 Deferred income taxes                                                 16,665       16,665
 Accrued pension benefits                                               1,423        1,785
 Accrued postretirement benefits                                        2,935        2,906
 Other non-current liabilities                                          6,277        7,000
                                                                    ---------    ---------
                     Total liabilities                                161,327      156,452
                                                                    ---------    ---------

 Commitments and contingencies                                             --           --

 Stockholders' equity:
         Preferred Stock, $.01 par value, authorized
                     1,000,000 shares; none issued or outstanding          --           --
         Common Stock, $.01 par value, authorized
                     40,000,000 shares; 12,677,794 and 12,440,276
                     issued and outstanding at June 30, 1999 and
                     December 31, 1998, respectively                      125          124
         Paid-in capital                                               83,386       82,457
         Retained earnings                                             18,478       13,819
         Less: treasury stock, 3,028,020 shares                       (32,252)     (32,252)
                                                                    ---------    ---------
                     Total stockholders' equity                        69,737       64,148
                                                                    ---------    ---------
                     Total liabilities and stockholders' equity     $ 231,064    $ 220,600
                                                                    =========    =========


        The accompanying notes are an integral part of these statements.

                           EASCO, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                         --------------------------   ---------------------------
                                            JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                             1999           1998           1999           1998
                                        ------------   ------------   ------------   ------------

Net sales:
   Product                              $     78,597   $     65,228   $    146,496   $    130,679
   Tolling fees                               12,645         15,710         26,319         31,113
                                        ------------   ------------   ------------   ------------
                                              91,242         80,938        172,815        161,792
Cost of products sold                         77,951         70,045        148,443        141,250
                                        ------------   ------------   ------------   ------------
   Gross profit                               13,291         10,893         24,372         20,542

Selling, general and administrative            5,311          4,545         10,627          8,669
Amortization of goodwill and other               414            414            828            828
Management fees                                  225            225            450            450
Unusual item                                      --             --             --         (3,041)
                                        ------------   ------------   ------------   ------------
   Operating profit                            7,341          5,709         12,467         13,636

Interest expense (net)                         2,221          2,038          4,400          4,090
                                        ------------   ------------   ------------   ------------
   Income before income tax                    5,120          3,671          8,067          9,546

Income tax provision                           2,040          1,539          3,219          4,006
                                        ------------   ------------   ------------   ------------
Net income                              $      3,080   $      2,132   $      4,848   $      5,540
                                        ============   ============   ============   ============


Basic earnings per share                $       0.32   $       0.20   $       0.51   $       0.53
                                        ============   ============   ============   ============

Diluted earnings per share              $       0.32   $       0.20   $       0.50   $       0.51
                                        ============   ============   ============   ============

Weighted average number of
    common shares                          9,557,732     10,471,065      9,505,536     10,457,704
                                        ============   ============   ============   ============

Weighted average number of
    common shares - assuming dilution      9,689,209     10,812,724      9,656,224     10,804,368
                                        ============   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                       --------------------
                                                                       JUNE 30,    JUNE 30,
                                                                         1999        1998
                                                                       --------    --------
 Cash flows from operating activities:
     Net income                                                        $  4,848    $  5,540
     Adjustments to reconcile net income to net cash flows
         from operating activities:
         Depreciation                                                     4,316       3,431
         Amortization of goodwill and other intangibles                     828         828
         Amortization of deferred debt issue costs                          300         288
         Stock compensation expense                                          --         105
         Gain on sale of assets                                              --      (3,041)
         Changes in operating assets and liabilities:
            Increase in receivables                                      (8,955)       (695)
            Decrease in inventories                                          18       8,460
            Increase in other current assets                                 (7)       (486)
            Increase in other assets                                     (1,014)        (98)
            Increase (decrease) in other accounts payable,
                     accruals, and other current liabilities              5,983      (7,913)
            Increase in deferred taxes (net)                                 --          76
            Decrease in other noncurrent liabilities                     (1,055)     (1,317)
                                                                       --------    --------
                Net cash provided by operating activities                 5,262       5,178
                                                                       --------    --------

 Cash flows from investing activities:
         Proceeds from sale of assets                                        --      13,225
         Property additions (net)                                        (3,616)     (8,181)
                                                                       --------    --------
                Net cash (used for) provided by investing activities     (3,616)      5,044
                                                                       --------    --------

 Cash flows from financing activities:
         Issuance of common stock                                           931         392
         Decrease in notes payable                                          (53)         --
         Cash dividends paid                                               (190)       (208)
                                                                       --------    --------
                Net cash provided by financing activities                   688         184
                                                                       --------    --------

 Net increase for the period                                              2,334      10,406
 Cash and cash equivalents, beginning of period                          14,057       8,470
                                                                       ========    ========
 Cash and cash equivalents, end of period                              $ 16,391    $ 18,876
                                                                       ========    ========



        The accompanying notes are an integral part of these statements.

                          Easco, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)




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

2.  Inventories

         At June 30, 1999 and December 31, 1998, inventories consist of:

                                June 30,  December 31,
                                  1999       1998

Raw materials                   $ 4,616   $ 4,886
Work-in-process                   9,820     9,113
Finished goods                   10,794    11,249
                                -------   -------
Total at FIFO cost               25,230    25,248
Less excess of FIFO cost over
     LIFO values                     --        --
                                -------   -------
Total                           $25,230   $25,248
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

Environmental Matters

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $3.3 million for environmental contingencies at June 30, 1999.

6. New Accounting Pronouncements

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

7. Subsequent Event

         The Company entered into an Agreement and Plan of Merger dated as of July 28, 1999 with Caradon Inc. and E Acqco Inc. (the "Purchaser"), each an affiliate of Caradon plc, pursuant to which the Purchaser on August 3, 1999 commenced an offer to purchase all outstanding shares of the Company's common stock for $15.20 per share, net to the seller in cash without interest. Under the agreement, the tender offer will be followed by a merger in which any remaining shares (other than dissenting shares) will be converted into the right to receive the consideration paid in the tender offer.

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

              Demand in all of the Company's primary markets remained strong during the second quarter of 1999. This was particularly true of the transportation sector where build rates for truck trailers and recreational vehicles continued at near record levels. Based on customer feedback, the Company expects order rates to remain strong at least through the third quarter of 1999 and there are many indications of continuing strength for the balance of the year. The increase in shipments and demand has been offset to some degree by the persistent narrowing of the spread between primary aluminum ingot and scrap aluminum (the Company's primary raw material). Scrap supply remains tight as aluminum producers not normally active in the aluminum extrusion scrap markets continue to seek metal units to support their operations. This situation has depressed metal margins below Company expectations and is expected to continue in the near term.

              The Ahoskie, North Carolina (Ahoskie) casting expansion has helped mitigate the tightness in the scrap markets as the Company has now internalized most of its billet requirements providing a $0.04 to $0.05 per pound advantage over billet purchased from third parties. Also, increased efficiencies are being realized from the Company's recent capital investment program, especially at the Dolton, Illinois (Dolton) facility where operations are now consistently profitable. The Company is continuing to invest in upgrades, particularly in its extrusion operations and anticipates continued improvements as many of the projects come on-line during the remainder of the year.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                1999           1998         1999         1998
                                              ---------      --------     ---------    --------
                                                 (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)
Net sales                                     $ 91.2         $ 80.9       $ 172.8      $ 161.8
Gross profit                                    13.3           10.9          24.4         20.5
Unusual item                                      --             --            --          3.0
Operating profit                                 7.3            5.7          12.5         13.6
Net income                                    $  3.1         $  2.1       $   4.8      $   5.5

Pounds shipped:
      Company-owned material                    68.2           52.6         128.1        105.2
      Customer Conversion Program               20.4           27.5          42.4         54.8
                                              ---------      --------     ---------    --------
Total pounds shipped                            88.6           80.1         170.5        160.0
                                              =========      ========     =========    ========

Other performance measures:
Operating profit                              $  7.3         $  5.7       $  12.5      $  13.6
      Non-cash and unusual items:
            Depreciation and amortization        2.6            2.1           5.1          4.2
            Unusual item                          --             --            --         (3.0)
                                              ---------      --------     ---------    --------
Adjusted EBITDA (1)                           $  9.9         $  7.8       $  17.6      $  14.8
                                              =========      ========     =========    ========

Cash flows provided by operations             $  7.4         $ 14.1       $   5.3      $   5.2
                                              =========      ========     =========    ========
Cash flows (used for) provided by investing   $ (2.3)        $ (0.3)      $  (3.6)     $   5.0
                                              =========      ========     =========    ========
Cash flows provided by financing              $  0.8         $   --       $   0.7      $   0.2
                                              =========      ========     =========    ========

Gross profit per pound                        $  0.1508      $  0.136     $   0.143    $   0.12
Adjusted EBITDA per pound                     $  0.1123      $  0.097     $   0.103    $   0.09



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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 1999 AND 1998

         Net sales for the second quarter of 1999 increased 12.7% to $91.2 million from $80.9 million in the second quarter of 1998. This increase was primarily due to a 10.6% increase in shipments and higher aluminum pricing in 1999. For the six months ended June 30, 1999, net sales were $172.8 million compared to $161.8 million for the same period in 1998. This increase was primarily attributable to a 6.5% increase in volume and the above mentioned increase in aluminum pricing since the beginning of 1999. In addition, the Company is continuing to reduce the percentage of product shipped under its Customer Conversion Program where selling prices are lower because the Company invoices a tolling fee for converting customer supplied metal.

         For the quarter ended June 30, 1999, gross profit was $13.3 million, an increase of 22.0% over $10.9 million for the same period in 1998. Gross profit increased due to efficiencies gained from the higher volumes and the increased supply of internally produced billet from the Ahoskie casting expansion that was completed late in 1998. Gross profit for the six months ended June 30, 1999 increased 19.0% to $24.4 million from $20.5 million for the six months ended June 30, 1998. This increase is a result of the increased volumes, the Ahoskie expansion and manufacturing efficiencies gained as a result of the Company's process improvement initiatives such as higher plant yields and increased press productivity, particularly at Dolton.

         Selling, general and administrative expenses increased 17.8% from $4.5 million in the second quarter of 1998 to $5.3 million in the same period of 1999. This increase was primarily due to increased selling expenses as a result of the higher shipments discussed above and an increase in accrued incentive compensation that coincides with the improved operating results in 1999. For the six months ended June 30, 1999, selling, general and administrative expenses were $10.6 million, an increase of 21.8% from $8.7 million for the six months ended June 30, 1998. This increase was due to higher selling expenses relating to the increased volume in the six month period ended June 30, 1999, an increase in accrued legal expenses and the above mentioned increase in accrued incentive compensation.

         During the first quarter of 1998, the Company recorded a pre-tax nonrecurring gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement.

         Operating profit for the quarter ended June 30, 1999 increased 28.1% to $7.3 million from $5.7 million for the same quarter in 1998. For the six months ended June 30, 1999 operating profit was $12.5 million compared to $13.6 million for the same period in 1998. Excluding the unusual item, operating income for the six months ended June 30, 1998 was $10.6 million. The increases were primarily a result of the factors discussed above.

         Net interest expense for the second quarter and first six months of 1999 was slightly higher than the same periods in 1998. The increase was primarily due to interest on the industrial revenue bonds that were issued in November 1998 to fund the Ahoskie expansion project.

         For the quarter and six months ended June 30, 1999, net income was $3.1 million and $4.8 million, respectively, compared to $2.1 million and $5.5 million for the quarter and six month period ended June 30, 1998, respectively. The six month period in 1998 includes the unusual gain associated with the Company's sale of its vinyl extrusion operation in January 1998. Excluding the gain, net income for the six months ended June 30, 1998 would have been $3.8 million. Income taxes were provided for at the Company's estimated effective annual tax rate. This rate differs from the federal statutory rate primarily due to non-deductible goodwill and state taxes.

 Financial Condition; Liquidity and Capital Resources

         The Company's principal sources of funds are cash on hand, cash flow from operations and borrowings under a $40 million revolving credit facility with a syndicate of banks. There were no borrowings and $9.6 million of letters of credit outstanding under the revolving credit facility as of June 30, 1999. As a result, availability under the revolving credit facility was $30.4 million as of June 30, 1999.

         Working capital at June 30, 1999 was $49.3 million compared to $44.0 million at December 31, 1998. This increase is primarily due to increased accounts receivable as a result of the Company's higher volumes in the second quarter of 1999.

         Capital expenditures totaled $3.6 million for the first six months of 1999 compared to $8.2 million in the same period of 1998. The Company intends to incur capital spending of approximately $8.4 million for the remainder of 1999. The Company is making these expenditures to modernize or upgrade production equipment and to maintain facilities. The costs of these capital projects are being funded out of the Company's operating cash flows and, if necessary, from borrowings under the revolving credit facility. Cash flow from investing activities in 1998 includes $13.2 million of proceeds from the sale of the Company's vinyl extrusion operation.

         At June 30, 1999 and December 31, 1998, long-term debt primarily consisted of $85.0 million of 10% Senior Notes, due 2001 and a $6.0 million note with Hertford County, North Carolina for industrial revenue development bonds due 2015, issued by Hertford County, North Carolina for the Company's Ahoskie expansion. The Company has no scheduled principal amortization requirements with respect to any of its debt until 2000.

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

         At June 30, 1999, the Company was a party to aluminum futures contracts with a nominal value of $12.1 million. These aluminum futures contracts cover approximately 20.0 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of June 30, 1999, the market value of the aluminum futures contracts was approximately $669,000 greater than nominal value.

YEAR 2000

         The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The majority of the Company's business processing applications operate on mainframe computer systems. The assessment phase on these systems was completed during the first quarter of 1998. Over 98% of the required coding conversions on the business processing applications have occurred to date. The Company anticipates completing all known remaining coding conversions during the third quarter of 1999. All of the compliance work was performed or is expected to be performed by Company employees.

         The testing phase of the Company's Year 2000 efforts is scheduled to be completed during the third quarter of 1999. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

         The total estimated cost of converting the Company's systems is less than $500,000, which is being expensed as incurred. Substantially all of the cost is related to reprogramming or replacement of software. As of June 30, 1999, the Company estimates approximately two-thirds of this amount has been incurred.

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

PROPOSED ACQUISITION

         On August 3, 1999, E Acqco Inc., a Delaware corporation (the "Purchaser"), and a wholly owned subsidiary of Caradon Inc., a Delaware corporation ("Parent"), each an affiliate of Caradon plc, commenced a tender offer to purchase all outstanding shares of the Company's common stock (the "Shares") at a price of $15.20 per Share, net to the seller in cash, without interest (such price or any higher price that may be paid for each share in the Offer, the "Offer Price") upon the terms and subject to the conditions set forth in the Offer to Purchase, dated August 3, 1999 (the "Offer to Purchase"), and the related Letter of Transmittal (which together constitute the "Offer"). The Offer is being made pursuant to an Agreement and Plan of Merger, dated as of July 28, 1999 (the "Merger Agreement"), among Parent, the Purchaser and the Company. The Offer is currently scheduled to expire on August 30, 1999. Pursuant to the Merger Agreement, the Offer will be followed by a merger (the "Merger") in which any remaining Shares (other than dissenting Shares) will be converted into the right to receive the Offer Price. A copy of the Merger Agreement is filed as Exhibit 10.10 hereto and incorporated herein by this reference.

         As a condition to Parent's willingness to enter into the Merger Agreement, Parent and the Purchaser entered into stockholder agreements dated as of July 28, 1999 with each of American Industrial Partners Capital Fund, L.P. ("AIP Fund I"), which holds 4,239,470 Shares, and certain of the directors and executive officers of the Company who collectively hold 226,800 Shares. Pursuant to its Stockholder Agreement, filed as Exhibit 10.11 hereto and incorporated herein by this reference, AIP Fund I has agreed, among other things, to tender the Shares held by it in the Offer and granted the Purchaser an irrevocable proxy to vote such Shares in connection with any meeting of the stockholders of the Company in favor of the Merger and against any action that would interfere with the Merger, including any proposal by a third party to acquire the Company. Pursuant to his respective Stockholder Agreement, a form of which is filed as
Exhibit 10.12 hereto and incorporated herein by this reference, each of the referenced directors and executive officers has agreed, among other things, to tender the Shares held by him in the Offer. The foregoing obligations of AIP Fund I and the referenced directors and executive officers terminate upon the termination of the Merger Agreement, including pursuant to the provisions relating to fiduciary duties exercised by the Company's Board of Directors.

         As and for the reasons set forth in the Company's Soliciation/Recommendation Statement on Schedule 14 D-9 filed August 3, 1999, as amended, the Company's Board of Directors has unanimously approved and adopted the Merger Agreement and the transactions contemplated therby, has determined that the Offer and the Merger are fair to and in the best interests of the Company's shareholders, and unanimously recommends that all holders of Shares accept the Offer and tender their Shares.

CAUTIONARY STATEMENT

         The statements in the second and third paragraphs of the section titled "Overview" concerning anticipated events are forward looking statements as such term is used under the Private Securities Litigation Reform Act of 1995. The Company's performance may be affected by many uncertainties that exist in the Company's operations and business environment that may cause actual performance to differ materially from performance suggested by any forward looking statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Easco, Inc. was held on May 7, 1999. At the Annual Meeting, stockholders voted on and approved two proposals. Those proposals are stated below, together with information concerning the votes cast.

1. Election of three directors to hold office for a term of three years.

   Directors elected were Theodore C. Rogers, Robert J. Klein and Kenneth J. Diekroeger.



                        Theodore C. Rogers      Robert J. Klein      Kenneth E. Diekroeger
                        ------------------      ---------------      ---------------------
  Shares For                     7,862,288            7,863,298                  7,863,298
  Shares Withheld                   20,330               19,320                     19,320
  Total                          7,882,618            7,882,618                  7,882,618


Other directors continuing their terms for 2000 are: Norman E. Wells, Jr., Raymond E. Ross, Samuel H. Smith, Jr., Gene E. Little and Kim A. Marvin.

2. Ratification of the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

         Shares For                         7,874,313
         Shares Against                         2,411
         Shares Abstain                         5,894
                                            ---------
                  Total                     7,882,618


ITEM 5. OTHER INFORMATION

         Proposals of stockholders not intended for inclusion in the Company's 2000 Proxy Statement must be received in writing by the Secretary of the Company prior to March 10, 2000 in order to preclude the Company's use of its discretionary proxy voting authority when the proposal is raised at the 2000 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

10.5(h) Form of Addendum to Employment Agreement between Easco Corporation and certain executive officers, each dated as of December 20, 1998.

10.10 Agreement and Plan of Merger, dated as of July 28, 1999, by and among Caradon Inc., E Acqco Inc. and Easco, Inc.*

10.11 Stockholder Agreement, dated as of July 28, 1999 by and among American Industrial Partners Capital Fund, L.P., Caradon Inc. and E Acqco Inc.*

10.12 Form of Stockholder Agreement, dated as of July 28, 1999 by and among Parent, Purchaser and directors and executive officers of the Company who own Shares*

11.1 Computation of earnings per share for the three months ended June 30, 1999 and June 30, 1998.

27      Financial Data Schedule

-------------------

* Incorporatedby reference to corresponding exhibit filed as an exhibit to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, filed on August 3, 1999

(b) Reports on Form 8-K

None

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   EASCO, INC.






August 16, 1999                            /s/ Terry D. Smith
                                       --------------------------
                                               Terry D. Smith
                           Executive Vice President and Chief Financial Officer
                                         Secretary and Treasurer
                              (Principal Accounting Officer duly authorized
                                   to sign on behalf of the Registrant)