Form 10-Q
period 1999-09-30
EASCO INC /DE/
filed 1999-11-30
CIK 938145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ==================
                                    FORM 10-Q

     [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER:
                                     0-25834
                               ==================
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT NOVEMBER 29, 1999
               -----                      --------------------------------

     Common Stock, $0.01 Par Value                   9,649,774

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 1999
     and December 31, 1998 ...................................................3

   Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1999 and September 30,1998............4

   Condensed Consolidated Statements of Cash Flows for the six
      months ended September 30, 1999 and September 30, 1998..................5

   Notes to Condensed Consolidated Financial Statements.......................6

Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................9

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

Signature....................................................................15




                                     EASCO, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                        1999                  1998
                                                                   ---------------        -------------
                                                                     (Unaudited)
ASSETS
 Current assets:
         Cash and equivalents                                           $   7,116            $  14,057
         Receivables, net                                                  44,902               37,261
         Inventories                                                       25,081               25,248
         Other current assets                                               3,711                4,353
                                                                        ---------            ---------
                     Total current assets                                  80,810               80,919
                                                                        ---------            ---------

 Property, plant and equipment, net                                        81,251               81,576
 Goodwill, net                                                             50,711               51,722
 Other assets                                                               5,968                6,383
                                                                        ---------            ---------
                 Total assets                                           $ 218,740            $ 220,600
                                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                               $  22,404            $  21,136
         Accrued insurance obligations                                      2,215                1,954
         Accrued payroll                                                    7,004                4,106
         Other current liabilities                                          8,017                9,742
                                                                        ---------            ---------
                 Total current liabilities                                 39,640               36,938

 Long-term debt                                                            91,081               91,158
 Deferred income taxes                                                     16,665               16,665
 Accrued pension benefits                                                   1,414                1,785
 Accrued postretirement benefits                                            2,969                2,906
 Other non-current liabilities                                              4,604                7,000
                                                                        ---------            ---------
                 Total liabilities                                        156,373              156,452
                                                                        ---------            ---------

 Commitments and contingencies                                               --                   --

 Stockholder's equity:
         Preferred Stock, $.01 par value, authorized
                 1,000,000 shares; none issued or outstanding                --                   --
         Common Stock, $.01 par value, authorized 40,000,000 shares;
                 12,677,794 and 12,440,276 issued and outstanding
                 at September 30, 1999 and December 31, 1998,
                 respectively                                                 127                  124
         Paid-in capital                                                   83,615               82,457
         Retained earnings                                                 10,877               13,819
         Less: treasury stock, 3,028,020 shares                           (32,252)             (32,252)
                                                                        ---------            ---------
                 Total stockholder's equity                                62,367               64,148
                                                                        ---------            ---------
                 Total liabilities and stockholder's equity             $ 218,740            $ 220,600
                                                                        =========            =========


              The accompanying notes are an integral part of these statements.



                                              EASCO, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                      (UNAUDITED)



                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                           -------------------------------------  --------------------------------------
                                            SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                 1999               1998                1999                1998
                                           -----------------  ------------------  ------------------  ------------------

 Net sales:
   Product                                      $  78,878           $  61,690          $ 225,374           $ 192,369
   Tolling fees                                    13,152              16,118             39,471              47,231
                                                ---------           ---------          ---------           ---------
                                                   92,030              77,808            264,845             239,600
Cost of products sold                              81,151              66,974            229,594             208,224
                                                ---------           ---------          ---------           ---------
   Gross profit                                    10,879              10,834             35,251              31,376

Selling, general and administrative                 4,893               4,453             15,520              13,122
Amortization of goodwill and other                    276                 414              1,104               1,242
Management fees                                       150                 225                600                 675
Unusual item                                       13,507                --               13,507              (3,041)
                                                ---------           ---------          ---------           ---------
   Operating (loss) profit                         (7,947)              5,742              4,520              19,378

Interest expense (net)                              2,199               2,214              6,599               6,304
                                                ---------           ---------          ---------           ---------
   (Loss) income before income tax                (10,146)              3,528             (2,079)             13,074

Income tax (benefit) provision                     (2,641)              1,483                578               5,489
                                                ---------           ---------          ---------           ---------
Net (loss) income                               $  (7,505)          $   2,045          $  (2,657)          $   7,585
                                                =========           =========          =========           =========







              The accompanying notes are an integral part of these statements.



                                     EASCO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                             1999                1998
                                                                       ---------------       -------------

Cash flows from operating activities:
    Net (loss) income                                                       $ (2,657)           $  7,585
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                           6,343               5,295
        Amortization of goodwill and other intangibles                         1,104               1,242
        Amortization of deferred debt issue costs                                450                 432
        Stock compensation expense                                             7,866                 157
        Gain on sale of assets                                                  --                (3,041)
        Changes in operating assets and liabilities:
           Increase in receivables                                            (7,641)                (27)
           Decrease in inventories                                               167               6,413
           Decrease in other current assets                                      642                 155
           Increase in other assets                                             (128)               (218)
           Increase (decrease) in other accounts payable,
                    accruals, and other current liabilities                    2,702             (12,516)
           Increase in deferred taxes (net)                                     --                    76
           Decrease in other noncurrent liabilities                           (2,704)             (2,002)
                                                                            --------            --------
               Net cash provided by (used for) operating activities            6,144               3,551
                                                                            --------            --------

Cash flows from investing activities:
        Proceeds from sale of assets                                            --                13,225
        Property additions (net)                                              (6,018)            (11,212)
                                                                            --------            --------
               Net cash (used for) provided by investing activities           (6,018)              2,013
                                                                            --------            --------

Cash flows from financing activities:
        Issuance of common stock                                               1,161                 400
        Settlement of stock options                                           (7,866)               --
        Decrease in notes payable                                                (77)            (12,262)
        Cash dividends paid                                                     (285)               (313)
                                                                            --------            --------
               Net cash provided by (used for) financing activities           (7,067)            (12,175)
                                                                            --------            --------

Net increase for the period                                                   (6,941)             (6,611)
Cash and cash equivalents, beginning of period                                14,057               8,470
                                                                            --------            --------
Cash and cash equivalents, end of period                                    $  7,116            $  1,859
                                                                            ========            ========





              The accompanying notes are an integral part of these statements.

                          EASCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




1.  Acquisition

         On August 31, 1999, E Acqco Inc. (the "Purchaser"), a Delaware corporation and an indirect wholly owned subsidiary of Caradon Inc., a Delaware corporation ("Parent"), an indirect wholly owned subsidiary of Caradon plc, a public limited company organized under the laws of England, consummated its cash tender offer (the "Offer") for all outstanding shares of Common Stock, $0.01 par value (the "Shares"), of Easco, Inc., a Delaware corporation (the "Company"). Pursuant to the Offer, the Purchaser acquired all of the outstanding shares of the Company as of August 30, 1999. The Offer was made pursuant to the Agreement and Plan of Merger, dated as of July 28, 1999 (the "Merger Agreement"), among Parent, the Purchaser and the Company.

         As contemplated by the Merger Agreement, effective as of September 7, 1999, the Purchaser was merged with and into the Company (the "Merger"), with the Company being the surviving corporation and an indirect wholly owned subsidiary of Parent and Caradon plc. The Merger was effected pursuant to the "short-form" merger provisions of Section 253 of the Delaware General Corporation Law, as amended (the "Delaware Law"), without prior notice to, or any action by, any stockholder of the Company. At the effective time of the Merger, each Share that was issued and outstanding (other than Shares held in the treasury of the Company or by Parent, the Purchaser or any other direct or indirect wholly owned subsidiary of Parent or Shares with respect to which appraisal rights are properly exercised under the Delaware Law) was converted into the right to receive from the Company $15.20 in cash, without interest thereon.

         The total amount of funds required by the Purchaser to consummate the Offer and the Merger (including a $7.9 million cash payment for settlement of stock options) was approximately $155 million excluding related fees and expenses. Caradon plc obtained such funds from cash on hand and from its existing credit facilities with various financial institutions. The Company has elected not to use push-down accounting and, accordingly, the financial statements do not reflect any allocation of purchase price to the Company's assets and liabilities.

2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries. These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and accordingly do not include all of the information and disclosures generally required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made.


3.  Inventories

         At September 30, 1999 and December 31, 1998, inventories consist of:

                                   September 30,              December 31,
                                        1999                      1998
                                        ----                      ----

Raw materials                       $        7,685            $       4,886
Work-in-process                              8,025                    9,113
Finished goods                               9,371                   11,249
                                    --------------            -------------
Total at FIFO cost                          25,081                   25,248
Less excess of FIFO cost over
     LIFO values                             --                        --
                                    --------------            -------------
Total                               $       25,081            $      25,248
                                    ==============            =============


         Inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.

4.  Unusual Items

         In the third quarter of 1999, the Company incurred one time expenses of $13.5 million in connection with the acquisition of the Company by E Acqco Inc. and the subsequent merger of E Acqco Inc. with the Company. Included in this amount was $7.9 million which represents settlement of outstanding stock options in the Company.

         In the first quarter of 1998, the Company realized a pre-tax, non-recurring gain of $3.0 million related to the sale of its vinyl extrusion operations. The transaction was recorded as an asset sale and involved the transfer of all assets and liabilities associated with the vinyl extrusion operations.

5.  Contingencies

         Lawsuits and claims are filed from time to time against the Company in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The Company is subject to a wide variety of environmental laws which continue to be adopted and amended. While the ultimate extent of the Company's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental laws and health and safety matters and future capital expenditures that may be associated with environmental laws cannot be determined at this time, management continually assesses the Company's environmental contingencies. The Company has recorded a reserve of $3.2 million for environmental contingencies at September 30, 1999.

6. New Accounting Pronouncements

         During June 1998, and June 1999, the Financial Accounting Standards Board issued SFAS No. 133 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and hedging activities, and require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, this statement may have on its financial position or the results of its operations.

7.  Income Taxes

         The Company will be included in the consolidated federal income tax return of the Parent as of the date of acquisition of the Company as described in Note 1. All tax amounts have been recorded as if the Company filed separate federal and state tax returns. The provision for income taxes included in the statement of operations includes federal, state and local taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and has been computed as if the Company was a stand-alone entity. The balance sheet includes deferred tax amounts applicable to the Company.


8.  Subsequent Event

              On September 15, 1999, as a result of the merger of the Company, the Company made a Change of Control Offer to Purchase (the "Purchase Offer") for cash its Series A and Series B Senior Notes due 2001 ("Notes") at 101% of the principal amount as provided for in the related trust indenture. The Purchase Offer expired on October 12, 1999 at which time Notes with a face amount of approximately $22 million had been tendered.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On August 31, 1999, E Acqco Inc. (the "Purchaser"), a Delaware corporation and an indirect wholly owned subsidiary of Caradon Inc., a Delaware corporation ("Parent"), an indirect wholly owned subsidiary of Caradon plc, a public limited company organized under the laws of England, consummated its cash tender offer (the "Offer") for all outstanding shares of Common Stock, $0.01 par value (the "Shares"), of Easco, Inc., a Delaware corporation (the "Company"). Pursuant to the Offer, the Purchaser acquired all of the outstanding shares of the Company as of August 30, 1999. The Offer was made pursuant to the Agreement and Plan of Merger, dated as of July 28, 1999 (the "Merger Agreement"), among Parent, the Purchaser and the Company.

         As contemplated by the Merger Agreement, effective as of September 7, 1999, the Purchaser was merged with and into the Company (the "Merger"), with the Company being the surviving corporation and an indirect wholly owned subsidiary of Parent and Caradon plc. The Merger was effected pursuant to the "short-form" merger provisions of Section 253 of the Delaware General Corporation Law, as amended (the "Delaware Law"), without prior notice to, or any action by, any stockholder of the Company. At the effective time of the Merger, each Share that was issued and outstanding (other than Shares held in the treasury of the Company or by Parent, the Purchaser or any other direct or indirect wholly owned subsidiary of Parent or Shares with respect to which appraisal rights are properly exercised under the Delaware Law) was converted into the right to receive from the Company $15.20 in cash, without interest thereon.

         The total amount of funds required by the Purchaser to consummate the Offer and the Merger (including a $7.9 million cash payment for settlement of stock options) was approximately $155 million excluding related fees and expenses. Caradon plc obtained such funds from cash on hand and from its existing credit facilities with various financial institutions. The Company has elected not to use push-down accounting and, accordingly, the financial statements do not reflect any allocation of purchase price to the Company's assets and liabilities.

         On September 15, 1999, as a result of the acquisition, the Company made a Change of Control Offer to Purchase (the "Purchase Offer") for cash its Series A and Series B Senior Notes due 2001 ("Notes") at 101% of the principal amount as provided for in the trust indenture. The Purchase Offer expired on October 12, 1999 at which time Notes with a face amount of approximately $22 million had been tendered.

         The Company operates 21 aluminum extrusion presses and three casting facilities. The Company's products include standard and custom profiles, conduit, cable sheathing and drawn tubing.

         Demand in all of the Company's primary markets remained strong during the third quarter of 1999. The transportation market continued to be particularly strong as order rates from the recreational vehicle segment were robust. The market strength is anticipated to continue through the balance of the year with the first quarter of 2000 already showing signs of a strong start to the new year. The increase in shipments and demand continues to be offset to some degree by the narrower than expected spread between primary aluminum ingot and scrap aluminum (the Company's primary raw material). Scrap supply remains tight as aluminum producers not normally active in the aluminum extrusion scrap markets continue to seek metal units to support their operations. This situation has depressed metal margins below Company expectations and is expected to continue in the near term.

BASIS OF  PRESENTATION:

        The following table sets forth, for the periods shown, certain of the Company's unaudited performance statistics.

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                      1999              1998            1999              1998
                                                  -------------   -------------    ------------      ------------
                                                                (AMOUNTS IN MILLIONS, EXCEPT PER POUND DATA)

Net sales                                         $    92.0        $    77.8        $    264.8        $    239.6
Gross profit                                           10.9             10.8              35.3              31.4
Unusual item                                           13.5           --                  13.5              (3.0)
Operating profit                                       (7.9)             5.7               4.5              19.4
Net income                                        $    (7.5)       $     2.0        $     (2.7)       $      7.6

Pounds shipped:
      Company-owned material                           66.1             52.3             194.2             157.5
      Customer Conversion Program                      20.6             27.4              63.0              82.1
                                                  ---------        ---------        ----------        ----------
Total pounds shipped                                   86.7             79.7             257.2             239.6
                                                  =========        =========        ==========        ==========

Other performance measures:
Operating profit                                  $    (7.9)       $     5.7        $      4.5        $     13.6
      Non-cash and unusual items:
            Depreciation and amortization               2.3              2.3               6.3               5.3
            Unusual item                               13.5           --                  13.5              (3.0)
                                                  ---------        ---------        ----------        ----------
Adjusted EBITDA (1)                               $     7.9        $     8.0        $     24.3        $     15.9
                                                  =========        =========        ==========        ==========

Cash flows provided by operations                 $     0.9        $    (1.7)       $      6.2        $      3.5
                                                  =========        =========        ==========        ==========
Cash flows (used for) provided by investing       $    (2.4)       $    (3.0)       $     (6.0)       $      2.0
                                                  =========        =========        ==========        ==========
Cash flows provided by financing                  $    (7.7)       $   (12.4)       $     (7.1)       $    (12.2)
                                                  =========        =========        ==========        ==========

Gross profit per pound                            $   0.126        $   0.136        $    0.137        $    0.131
Adjusted EBITDA per pound                         $   0.091        $   0.100        $    0.094        $    0.066



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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales for the third quarter of 1999 increased 18.2% to $92.0 million from $77.8 million in the third quarter of 1998. This increase was primarily due to a 8.7% increase in shipments and higher aluminum prices in 1999 as compared to the same period in 1998. For the nine months ended September 30, 1999, net sales were $264.8 million compared to $239.6 million for the same period in 1998. This increase was primarily attributable to a 7.7% increase in volume and the above mentioned increase in aluminum prices. In addition, the Company is continuing to reduce the percentage of product shipped under its Customer Conversion Program where selling prices are lower because the Company invoices a tolling fee for converting customer supplied metal.

         For the quarter ended September 30, 1999, gross profit was $10.9 million which was level with the same period in 1998. Gross profit remained constant primarily due to a narrowing of metal magins which offset efficiencies gained from the higher volumes and the increased supply of internally produced billet from the Ahoskie casting expansion that was completed late in 1998. Gross profit for the nine months ended September 30, 1999 increased 12.4% to $35.3 million from $31.4 million for the nine months ended September 30, 1998. This increase is a result of the increased volumes, the Ahoskie expansion and manufacturing efficiencies gained as a result of the Company's process improvement initiatives such as higher plant yields and increased press productivity.

         Selling, general and administrative expenses increased 8.9% from $4.5 million in the third quarter of 1998 to $4.9 million in the same period of 1999. This increase was primarily due to increased selling expenses as a result of the higher shipments discussed above and an increase in accrued incentive compensation that coincides with the improved operating results in 1999. For the nine months ended September 30, 1999, selling, general and administrative expenses were $15.5 million, an increase of 18.3% from $13.1 million for the nine months ended September 30, 1998. This increase was due to higher selling expenses relating to the increased volume in the nine month period ended September 30, 1999, an increase in accrued legal expenses and the above mentioned increase in accrued incentive compensation.

         During the third quarter of 1999, the Company incurred one time expenses of $13.5 million in connection with the acquisition of the Company by E Acqco Inc. and the subsequent merger of E Acqco with the Company. Included in this amount was $7.9 million representing settlement of outstanding stock options in the Acquired Company. During the first quarter of 1998, the Company recorded a pre-tax nonrecurring gain of $3.0 million related to the sale of the Company's vinyl extrusion operations. The gain is net of any expenses related to the negotiation and completion of the sales agreement.

         Operating loss for the quarter ended September 30, 1999 was $7.9 million compared to operating income of $5.7 million for the same quarter in 1998. For the nine months ended September 30, 1999 operating profit was $4.5 million compared to $19.4 million for the same period in 1998. Excluding the unusual items, operating income was $5.6 million and $18.0 million for the three and nine months ended September 30, 1999, respectively and $5.7 million and $16.4 million for the three and nine months ended September 30, 1998, respectively. The periodic variances were primarily a result of the factors discussed above.

         Net interest expense for the third quarter was level with the same period in 1998 as interest income from an increase in investable cash offset additional interest expense on the industrial revenue bonds that were issued in November 1998 to fund the Ahoskie expansion project.

         For the quarter ended September 30, 1999, net loss was $7.5 million while net loss for the nine months ended September 30, 1999 was $2.7 million. These amounts compare to net income of $2.0 million and $7.6 million for the three and nine month periods ended September 30, 1998, respectively. The three and nine month period in 1999 include the unusual expenses associated with the sale of the Company. Excluding the expenses, net income for the three and nine months ended September 30, 1999 would have been $2.0 million and $6.9 million, respectively. The nine month period in 1998 includes the unusual gain associated with the Company's sale of its vinyl extrusion operation in January 1998. Excluding the gain, net income for the nine months ended September 30, 1998 would have been $5.8 million. Income taxes were provided for at the Company's estimated effective annual tax rate. This rate differs from the federal statutory rate primarily due to non-deductible transaction related expenses, goodwill and state taxes.

 FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are cash on hand and intercompany borrowings with Caradon plc. There were no intercompany borrowings as of September 30, 1999.

         Working capital at September 30, 1999 was $41.2 million compared to $44.0 million at December 31, 1998. This decrease is primarily due to higher accrued liabilities in the third quarter of 1999.

         Capital expenditures totaled $6.0 million for the first nine months of 1999 compared to $11.2 million in the same period of 1998. The Company is making these expenditures to modernize or upgrade production equipment and to maintain facilities. The costs of these capital projects are being funded out of the Company's operating cash flows and, if necessary, from borrowings under the revolving credit facility. Cash flow from investing activities in 1998 includes $13.2 million of proceeds from the sale of the Company's vinyl extrusion operation.

         At September 30, 1999 and December 31, 1998, long-term debt primarily consisted of $85.0 million of 10% Senior Notes, due 2001 and a $6.0 million note with Hertford County, North Carolina for industrial revenue development bonds due 2015, issued by Hertford County, North Carolina for the Company's Ahoskie expansion. The Company has no scheduled principal amortization requirements until the year 2001.

         On September 15, 1999, as a result of the acquisition, the Company made a Change of Control Offer to Purchase (the "Purchase Offer") for cash its Series A and Series B Senior Notes due 2001 ("Notes") at 101% of the principal amount as provided for in the trust indenture. The Purchase Offer expired on October 12, 1999 at which time Notes with a face amount of approximately $22 million had been tendered for retirement.

         The Company believes that its cash flow from operations and available sources of borrowings will be sufficient to finance its anticipated cash requirements in the foreseeable future.

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

         At September 30, 1999, the Company was a party to aluminum futures contracts with a nominal value of $12.1 million. These aluminum futures contracts cover approximately 23.3 million pounds of aluminum at prices expected to be settled financially in cash as they reach their respective settlement dates. As of September 30, 1999, the market value of the aluminum futures contracts was approximately $1.0 million greater than nominal value.

YEAR 2000

         The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The majority of the Company's business processing applications operate on mainframe computer systems. The assessment phase on these systems was completed during the first quarter of 1998. Over 98% of the required coding conversions on the business processing applications have occurred to date. The Company has completed all known coding conversions with the exception of an invoicing module at one facility. This operation of this module is not a mission critical component of the Company's overall operations and is scheduled to be converted early in the fourth quarter of 1999. All of the compliance work was performed or is expected to be performed by Company employees.

         The testing phase of the Company's Year 2000 efforts was completed during the third quarter of 1999 with the exception of the abovementioned module which will be tested during the fourth quarter. Testing will continue for all existing systems and ongoing new releases and enhancements to ensure readiness.

         The total estimated cost of converting the Company's systems is less than $500,000, which is being expensed as incurred. Substantially all of the cost is related to reprogramming or replacement of software. As of September 30, 1999, the Company estimates approximately 75% of this amount has been incurred.

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

----------------
* Incorporatedby reference to corresponding exhibit filed as an exhibit to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, filed on August 3, 1999

(b)  Reports on Form 8-K

         None

                                    SIGNATURE





      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               EASCO, INC.






November 29, 1999                           /s/ Terry D. Smith
                                          ----------------------

                                              Terry D. Smith
                            Executive Vice President and Chief Financial Officer
                                          Secretary and Treasurer
                              (Principal Accounting Officer duly authorized
                                  to sign on behalf of the Registrant)